Form 10-K
period 2005-12-31
SEA BREEZE POWER CORP
filed 2009-06-29
CIK 1278145

OMB APPROVAL
OMB Number:	3235-0063
Expires:	April 30, 2012
Estimated average burden
hours per response	2,100.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SEA BREEZE POWER CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	0-50566	00-0000000
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Lobby Mailbox 91, 14th Floor 333 Seymour Street, Vancouver, BC	V6B 5A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code)	(604) 689-2991

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:           Common Stock

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     ☐           No     ☒

Page i

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes     ☐           No     ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☐           No     ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     ☐           No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming that the issuer’s only affiliates are its directors, officers and 10% or greater stockholders), as of the last business day of the registrant’s most recently completed second fiscal quarter was US$11,038,702 (23,486,600 shares at CDN$0.48 = CDN$11,273,568

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 31, 2009 – 78,365,906 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 15 of this Report.

Page ii

SEA BREEZE POWER CORP.

FORM 10-K

Page iii

Page iv

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Sea Breeze Power Corp., a company organized under the laws of British Columbia (“Sea Breeze”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of Sea Breeze is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made.  Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

These factors include, among others, the risk factors discussed in “Item 1A. Risk Factors”.

We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

PART 1

Item 1.	Description of Business

(a)	General Development of Business

Sea Breeze Power Corp. (the “Company”) was originally incorporated in the province of British Columbia, Canada on January 18, 1979 as a natural resource company with the name of Christina Gold Resources, and later, operated under the name of Northern Horizon Resource Corporation.  In July 1999 the Company changed the focus of its business from mining to power generation and for the next four years operated under the names of Powerhouse Energy Corp and then International Powerhouse Energy Corp.  Effective July 29, 2003 the company name was changed to Sea Breeze Power Corp. (“Sea Breeze”).

The principal executive offices are located at Suite 1400, 333 Seymour Street, Vancouver, British Columbia, Canada V6B 5A6 (telephone: 604.689.2991).  The registered and records office of the Company is located at Suite 1500, 1055 West Georgia Street, Vancouver, British Columbia V6E 4N7 (telephone: 604.689.9111).

(b)	Financial information about segments

Please refer to the financial statements in Item 8 for information for the last three fiscal years, as defined by generally accepted accounting principles, regarding the Company’s revenues from external customers, a measure of profit or loss and total assets.

During fiscal 2005, Sea Breeze changed its accounting policy with respect to its project development costs from capitalizing all project related costs until such time as projects commence commercial operations to expensing project related development costs until such time as final development decisions with respect to each specific project are made.  After a final positive development production decision is made on a project, project related development costs will be capitalized and amortized over the expected life of the project.

Under Canadian GAAP, this change resulted in restating $1,064,068 of pre-feasibility stage development costs being expensed for the comparative period ending December 31st 2005.  In addition, the change resulted in an increase in accumulated opening deficit of $8,015,682 as at January 1st 2005.  As the Company is listed with the Canadian TSX Venture Exchange (SBX-V) all regulatory compliance filed with www.sedar.com is stated in Canadian dollars and is under Canadian GAAP.

For all regulatory filings with the United States Security and Exchange Commission, the Company’s auditors will be conducting their audits in accordance with the standards of the United States Public Company Accounting Oversight Board.  The financial statements will be stated in Canadian dollars but, as per US GAAP, the project costs will be expensed instead of being capitalized, as stated in the Financial Accounting Standards Board (FASB) rules.  As the change in accounting policy is made pursuant to the FASB rules, the Company’s independent accountant did not provide the Company with a “Letter re. Change in Accounting Principles”, to be filed as an Exhibit to this Form 10-K, as it was unnecessary.

(c)	Narrative description of business

The Company is currently in the business of planning, permitting, obtaining environmental assessments, designing and financing renewable energy projects and proposes to construct and operate renewable energy projects in the future. Projects can be categorized into three broad types:

(i)	wind farm projects;

(ii)	hydroelectric projects; and

(iii)	high voltage direct current electricity transmission systems.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

The Company is in the development stage and currently derives no revenues from its projects, besides a small stream generated from consulting to unrelated parties, such as one with the District of Squamish to erect and monitor a wind measurement tower.

Business of Issuer

Sea Breeze Power Corp. is an energy company focused on unlocking the significant renewable energy potential in British Columbia. Large scale wind farms, transmission of that electricity, and “run-of-river” hydroelectric projects are our core areas of development.

Mission and Values Statement

Sea Breeze Power Corp. regards renewable energy sources as both essential and valuable components of our society’s future energy portfolio.

Our external goal as a business organization is to serve a leadership role in expediting widespread adoption of utility-scale renewable energy.

To date, Sea Breeze Power Corp. has undertaken leadership initiatives such as the initiation of large-scale power generation projects and development of strategic transmission projects to improve market access for renewable resources.

Our internal goals are to achieve superior, long-term financial returns for our shareholders and investors, and to provide a satisfying, supportive and well-compensated working environment for the committed members of our staff and management.

Overview

The Company includes its wholly-owned subsidiaries:
•	Powerhouse Developments Inc.;
•	Powerhouse Electric Corp.;
•	Sea Breeze Energy Inc.;
•	Sea Breeze Management Services Inc.;
•	Sea Breeze Power Projects Inc.;
•	SBJF Holding Corp.;
•	SB-HDC Holding Corp.;
•	Sea Breeze CariTrans Holding Corp.;
•	Knob Hill Holding Corp.;
•	SB Peace Holding (01) Corp.;
•	SB Peace Holding (02) Corp.;
•	SB Peace Holding (03) Corp.; and
•	0849549 BC Ltd.

The Company holds a proportionate interest in the assets, liabilities and expenses of the following companies:

•	Harrison Lake Hydro Inc. – 80%;
•	Sea Breeze Pacific Regional Transmission System, Inc. – 50%;

As at December 31st 2005, the Company’s assets were in Canada.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

SEA BREEZE POWER CORP. (Canadian Subsidiaries)

100% Owned	80% Owned	50% Owned
”	”	”

Powerhouse Developments Inc.

Powerhouse Electric Corp.

Sea Breeze Energy Inc.

Sea Breeze Management
Services Inc.

Sea Breeze Power Projects Inc.

SBJF Holding Corp.

SB-HDC Holding Corp.

Sea Breeze CariTrans Holding Corp.

Knob Hill Holding Corp.

SB Peace (01) Holding Corp.

SB Peace (02) Holding Corp.

SB Peace (03) Holding Corp.

0849549 BC Ltd.

	Harrison Lake Hydro Inc.	Sea Breeze Pacific Regional Transmission System, Inc.

Sea Breeze is also in partnership with US-based companies, as described below:

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Juan de Fuca Cable Corporate Structure

Sea Breeze Power Corp.
(B.C. Corp.)
100%
United States
Power Fund, L.P.
50%
SBJF Holding Corp.
(B.C. Corp.)
25%
Juan de Fuca Cable
Management, Inc.
(U.S. Corp.)
25%
Boundless
Energy N.W., Inc.
(U.S. Corp.)
1% G.P. Interest
L.P. Interest - 49.5%
L.P. Interest - 49.5%
Olympic Converter
GP, LLC
(U.S. Limited
Liability Company)
100%
Sea Breeze Pacific
Juan de Fuca Cable, LP
(U.S. Limited Partnership)
0.1% G.P. Interest
100%
99.9% L.P. Interest
Sea Breeze Victoria Converter Corporation
Canadian Portion of Cable and all Canadian
licenses, permits, etc.
(Nova Scotia Unlimited Liability Corporation)
Sea Breeze Olympic Converter, LP
U.S. Portion of Cable and all
U.S. licenses, permits, etc.
(U.S. Limited Partnership)

Principal products or services and their markets

The information contained in the following section describes the principal products produced and services rendered by Sea Breeze, the methods of distribution and the status of each product.

(a)	Wind Farms

Sea Breeze is currently obtaining permits and conducting feasibility studies at prospective sites for wind farm development through its wholly-owned subsidiary, Sea Breeze Energy Inc. This Company presently holds 39 Investigative Use Permits to explore feasibility at its prospective sites.  These Permits are issued by the British Columbia Integrated Land Management Bureau for a total land base of approximately 167,147 hectares of Crown owned land in British Columbia, Canada. Sea Breeze’s most developed site is the Knob Hill Wind Farm, located approximately 25 miles west of Port Hardy on Vancouver Island. Knob Hill has received approval from the Environmental Assessment Office (“BCEAO”) of British Columbia, under the British Columbia Environmental Assessment Act, to build a utility-scale wind farm on the northern tip of Vancouver Island, British Columbia. We are in the stage of finding suitable partners and evaluating several scenarios to close power purchase agreements with respect to the Knob Hill Wind Farm. (This project is described in greater detail below).

Three additional properties have been the subject of wind data analysis and feasibility assessment in 2007. The balance of the properties under consideration have, as yet, only had preliminary mapping and site securing conducted.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Knob Hill

Knob Hill is a proposed wind energy project located west of Port Hardy on the northern tip of Vancouver Island, with a permitted area of over 4,000 hectares. In September 2004, the site received environmental approvals from the BCEAO that covers up to a maximum installed capacity of 450 MW. Eight meteorological towers are in operation onsite, and wind-modeling simulations have been conducted. Interconnection studies have also been conducted for an adjoining transmission line proposal.

In January 2006, the Company signed protocol agreements with both the Quatsino First Nation and the Tlatlasikwala First Nation. The protocols acknowledge that aboriginal title and rights are asserted by both Nations upon the land where the proposed wind farm, transmission line and related infrastructure are to be built. The protocols also commit all parties to develop a mutually beneficial relationship, which supports the project, commits to sharing information and identifying potential economic opportunities, while providing real benefits to Quatsino and Tlatlasikwala First Nations through negotiated benefits agreements.

Other projects under preparation

God’s Pocket, Shushartie Mountain, Hushamu, Windy Ridge and Nimpkish are sites near to the Knob Hill site on northern Vancouver Island, and were staked at approximately the same time, though they are not as developed as Knob Hill. The sites vary in size, forest cover, terrain, etc.

The Company currently has two meteorological towers at its Shushartie site and one on each at its Hushamu, God’s Pocket, Windy Ridge and Bouleau Mountain wind sites.  In January of 2006, the Company suspended gathering data at its Nimpkish site.

The Company has undertaken a process of reevaluating all of its sites and is performing desktop analyses of each location’s potential so that it may focus on those locations which offer the best wind resource and determine which projects it should focus its efforts on.

The Company holds Investigative Permits with the Integrated Land Management Bureau for 35 potential wind energy sites in BC dispersed along the BC coast, Vancouver Island and in the Okanagan and Peace River regions. Meteorological towers will likely be required in the near future for those sites that the Company intends to continue to pursue. Currently, the Company has fifteen meteorological towers erected and collecting wind speed data; eight of these are at the Knob Hill site.

Ongoing onsite and desktop studies are underway and more are planned for the near future in order to determine feasibility and locations for meteorological towers for the higher priority sites.

(b)	Hydroelectric Projects

Sea Breeze has two hydroelectric projects at different stages of development:

Cascade Heritage Hydroelectric Project – In 1991 the Company submitted an application to the Ministry of Environment, Lands and Parks to develop the Cascade Heritage Power Park Project. The site of the proposed project was on land acquired in 1990 by the Company. The property previously served as the site of a hydro electric generating plant built in 1898. In December 1993, the Company submitted an Energy Project Certificate Application to the Ministry of Energy, Mines, and Petroleum Resources. During the subsequent review, requirements for design changes and additional environmental information were met. In March 1995, the Company submitted a proposal to BC Hydro to develop the Cascade Project for sale of the electrical output to BC Hydro. Additional environmental work was carried out in 1998 and 1999, following changes to the provincial government permitting process, which required the project to be considered for a Project Approval Certificate under the British Columbia Environmental Assessment Act (BCEAA).

In accordance with the BCEAA, a Project Approval Certificate Application was submitted to the EAO in May 1999. On December 30, 2002, the Environmental Assessment Act S. British Columbia 2002 c43 was proclaimed, and the former Act of 1996 was repealed. On the same date, Transition Order #02-02 for the Cascade Heritage Power Project was issued. The current application, for the Cascade Project (under the new Act) was accepted for formal review on November 18, 2003. On July 12, 2006 the EAO accepted the project application and forwarded it to two provincial Ministers who granted Environmental Assessment Certificate E06-02 for the project on August 3, 2006 to the Company’s subsidiary, Powerhouse Developments Inc. (“PDI”).

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

On September 29, 2006, the Province of British Columbia issued PDI a Conditional Water License before the issuance of a final license for the Cascade project, which authorizes the construction of works or the diversion and use of water for the project, conditional to certain ongoing requirements of the project.

On November 2, 2006, an application to appeal the Deputy Comptroller of Water Rights’ decision to issue a Conditional Water License to the Company was submitted to the British Columbia Environmental Appeal Board (BC EAB) by an individual with a business interest in the area of the project. The Board stated that as the onus of proof rests with the appellant, that an oral hearing would be appropriate to provide the appellant the opportunity to present his case. As an interested Third Party, PDI was given an opportunity to present evidence during the hearing, which was held June 5, 2007, and was continued over to October 1st of that year.  After all submissions were made, the BC EAB issued an oral decision on October 5, 2007, which allowed the appeal in part, but also confirmed the issuance of the License to Powerhouse. The BC EAB added two minor amendments to the License in their decision, which Powerhouse will implement during the development, design and ongoing operation of the project.

Slollicum Project – In 1989, Pretty’s Timber Company Ltd. made an initial proposal to BC Hydro with respect to development of hydro electric power on Slollicum Creek, located on the eastern shore of Harrison Lake, on the north side of the Fraser Valley. In 1992, a second proposal was made to BC Hydro. In 1993, Pretty’s Timber applied for a water license and review under the Energy Project Review Process, on the basis of environmental work conducted by Triton Environmental Consultants Ltd. and H. A. Simons. The Company formed an 80/20 joint venture with Pretty’s Timber in 1994. (Pretty’s Timber was subsequently purchased by Lakeside Pacific Forest Products Ltd.). Also in 1994, an agreement in principle was reached with BC Hydro for the purchase of power. Over subsequent years, discussions were held with prospective engineering and construction firms.

In 2001, an assessment of the project was conducted by new management of the Company. On November 21, 2003, the Company made a submission to Land and Water British Columbia Inc. (“LWBC”) under the new proponent application name of Harrison Lake Hydro Inc. renewing the application of the original water license application and requesting LWBC to proceed with review of the application.

In 2005, stream flow measurements were made and a recording gauge was installed in the creek. Due to a greatly improved climate for independent power production, the project presently appears to have a higher chance of success than at any time in the past.

(c)	Remote Area Power Systems

Sea Breeze had an agreement with VRB Power Systems Inc. (“VRB”), which expired on December 31, 2006, to provide management services, engineering and design services, project marketing, and project identification in Canada and Alaska for VRB’s patented energy storage system. As part of that Agreement, the Company had also responded to requests for proposals from remote communities soliciting proposals for integration of wind energy into the electric grids of communities for whom they supply utilities services.

(d)	HVDC Transmission Projects

Juan de Fuca Cable Project -   The Juan de Fuca Cable is a proposed 550 MW High Voltage Direct Current submarine transmission link spanning the Strait of Juan de Fuca connecting Greater Victoria on the southern tip of Vancouver Island, British Columbia, Canada to Port Angeles, Washington State, U.S.A.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Development work on the Juan de Fuca Cable Project (“JdF”) was commenced in 2004 by Sea Breeze Pacific Regional Transmission System, Inc. – a joint venture of Sea Breeze Power Corp. and Boundless Energy LLC (“Boundless”).

In April of 2005, Energy Investors Funds’ United States Power Fund, LP (“USPF”) agreed to provide a development loan of up to US$8 million for the continuing development of the project. Sea Breeze Pacific Regional Transmission System, Inc. assigned all rights, title and interest to the project to the new partnership for the costs incurred in its development up to that point, and a new partnership between the Company, Boundless and USPF was formed.

Sea Breeze Pacific Juan de Fuca Cable, LP (“JDFC”) is the Delaware formed partnership entity developing the project. This LP has two limited partners, SBJF Holding Corp. (a BC corporation 100% owned by Sea Breeze Power Corp.) and Boundless Energy NW, Inc. (a Delaware corporation owned by the same principals as Boundless Energy, LLC), each holding a 49.5% limited partner interest. The remaining 1% is held by the general partner, Juan de Fuca Cable Management, Inc. (a Delaware corporation owned 50% by United States Power Fund, LP and 25% each by SBJF Holding Corp. and Boundless Energy NW, Inc.).

In order to physically develop the project, gain permits, engage consultants etc, and due to the cross-border nature of the project, two operating entities were formed: Sea Breeze Victoria Converter Corporation and Sea Breeze Olympic Converter, LP. Sea Breeze Victoria Converter Corporation (a Nova Scotia Unlimited Liability corporation 100% owned by Sea Breeze Pacific Juan de Fuca Cable, LP) is the entity which applies for and holds all necessary permits granted by Canadian agencies, as well as engaging and paying for its consultants and ongoing work related to the project on the Canadian side. This corporation was formed in Nova Scotia due to the favourable tax and revenue run-throughs for entities with ownership interests based in the US. A similar function is performed on the US portion of the project by Sea Breeze Olympic Converter, LP (a Delaware limited partnership with a 99.9% limited partner interest from Sea Breeze Pacific Juan de Fuca Cable, LP and the remaining 0.1% general partner interest held by Olympic Converter, GP, LLC, a Delaware LLC whose sole member is Sea Breeze Pacific Juan de Fuca Cable, LP).

JdF would utilize HVDC Light™ cable and converter systems - leading-edge transmission technologies characterized by low line losses, capability to provide high levels of voltage stability, and minimal impact on marine environments to create a new transmission link between Canada and the US. Unlike many submarine transmission lines, new HVDC cables are not oil-cooled and do not pose any danger of coolant leaks or spills. As well, HVDC Light® does not emit a fluctuating electromagnetic field. There can be no assurance of the timeframe within which such permits will be granted or if such permits will ever be granted.

West Coast Cable Project - On December 14, 2004 the Company’s 50% owned Sea Breeze Pacific Regional Transmission System, Inc. filed an interconnection application with Pacific Gas and Electric Company of San Francisco, California and the British Columbia Transmission Corporation for the first submarine transmission line that would allow for the direct transmission of electricity from Canada to California. The West Coast Cable Project (“WCC”) is a proposed 1,600-megawatt high-voltage direct current (HVDC) transmission cable that would stretch 650 miles from a substation near Portland, Oregon, to the San Francisco Bay Area. Once constructed, WCC would become the world’s longest HVDC submarine transmission cable.

The Company holds a 50% limited interest in Sea Breeze Pacific West Coast Cable, LP (“Sea Breeze Pacific WCC”), the proponent of WCC, through its wholly owned subsidiary, SBJF Holding Corp.

Pacific Gas and Electric Company, a wholly-owned subsidiary of the largest utility in California, had signed a Memorandum of Understanding with SBPRTS, the General partner of Sea Breeze Pacific WCC to discuss the potential of partnering with a project such as WCC, although no further commitments were made

Vancouver Island Cable Project - In March of 2005, the Company, through SBPRTS, began preliminary development of the Vancouver Island Cable Project (“VIC”) as a solution to the aging existing transmission infrastructure that connects the lower mainland of British Columbia with Vancouver Island, British Columbia.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

The existing cable was nearing the end of its reliable life and was scheduled to be de-rated in the fall of 2008.  SBPRTS assigned the project to Sea Breeze Victoria Converter Corporation (“SBVCC”), a wholly owned subsidiary of Sea Breeze Pacific Juan de Fuca Cable, LP, which proposed to create two new lines that could meet the Island’s electricity needs and on October 3, 2005, SBVCC applied to the British Columbia Utilities Commission (“BCUC”), for a Certificate of Public Convenience and Necessity (“CPCN”) for its proposal.

In February of 2006, the BCUC provided for both the Company’s project and the one proposed by the publicly-owned British Columbia Transmission Corporation (“BCTC”), to be reviewed concurrently in a hearing before the BCUC.

On March 2nd 2006, the Company withdrew its application for a CPCN due to the submission by BCTC of late evidence introduced at the hearing stating that the competing project would be financed with a capital structure of 100% provincially guaranteed debt. This announcement led to a decision by the Company to withdraw its application for the Vancouver Island Cable project as the late evidence effectively made the Vancouver Island Cable project non-competitive on a cost basis.

The Company is currently reviewing the feasibility of this project and will continue to explore opportunities where VIC may prove to be a valuable addition to the British Columbia grid.

Sources and availability of raw materials and the names of principal suppliers

The Company is in preliminary negotiations with wind turbine and transmission cable suppliers.  As none of the Company’s projects are in construction yet, there have not been any formal purchase agreements made.

The market for wind turbines is tight and suppliers do not carry overstock with which to satisfy customer demand.  The Company understands that they will need to secure commitments from suppliers well in advance of project construction to ensure availability of turbines upon project commencement.

Similarly, transmission cable suppliers that produce the cable that the Company will use for its transmission projects do not warehouse product and the Company will have a significant delay before the cable is produced to be used in a project.  Cable manufacturing facilities are located in Europe and transportation time will also be a factor.

The importance and duration of all patents, trademarks, licenses, franchises and concessions held.

Sea Breeze requires licenses and permits, from the appropriate government agencies, in order to operate its business (as described in the above section).  The Company does not have a requirement for patents, trademarks or franchises.

The extent to which the business is or may be seasonal.

The Company’s business is not considered seasonal.

The practice of the industry relating to working capital

Sea Breeze does not need to carry a significant amount of inventory to meet requirements or provide extended payment terms to customers.

The dependence upon a single customer

Not applicable as Sea Breeze does not yet have a customer or client base and is still a development stage company.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Dollar amount of backlog orders believed to be firm

Not applicable as Sea Breeze does not yet have any significant revenues from its projects and is still in the development stage.

Effect of existing or probable governmental regulations on the business

(a)	Governmental Regulations and Uncertainty of Obtaining Licenses May Cause Delays in Completion or Failure of Projects.

Commencement of construction on each of the projects may be delayed by failure to secure the necessary governmental approvals in a timely manner. In particular, Water Licenses and Project Approval Certificates must be obtained for all of Sea Breeze’s run-of-river projects except for the Harrison Lake project which requires a Water License but not a Project Approval Certificate because it does not meet minimum thresholds. In order to obtain such licenses and certificates, applications for environmental assessment reviews must be made to and accepted by the appropriate British Columbia government ministries. The Company has, to date, obtained a water license and Project Approval Certificate for the Cascade project as well as a Project Approval Certificate for the Knob Hill Wind Farm, but there is no assurance that such licenses or permits will ever be obtained for other projects. Except for the Harrison Lake project, all of Sea Breeze’s wind and water projects are subject to the Environment Assessment Act of British Columbia which requires the submission of Environmental Assessment applications. To date, the Company has submitted Environmental Assessment applications for its Knob Hill wind project and the Cascade Heritage hydroelectric project and received approval for both. Changes in governmental policy and regulations with respect to the power generation industry could affect the business of Sea Breeze significantly and, in particular, the Company’s ability to obtain and maintain the necessary licenses, approvals and certificates for its projects.

Apart from compliance with the Environmental Assessment Act of British Columbia, there is no established federal or provincial regulatory framework for the development and operation of wind farms in British Columbia. Accordingly, significant uncertainty surrounds the government approval process that will apply to the wind projects. There can be no assurance that the Company will satisfy the requirements that are ultimately imposed.

Similar permitting requirements are subjected to the Company’s transmission projects, but additional permitting is required for those projects that are planned to be constructed in the US or those that traverse the border of Canada and the US.

(b)	Environmental Matters Could Lead to Delays to or Rejection of the Company’s Projects by Governmental Regulatory Bodies.

Sea Breeze’s participation in its planned projects will be subject to a variety of statutes and rules regulating certain environmental and developmental matters. In particular, Water Licenses and Project Approval Certificates must be obtained for all of the Company’s run-of-river projects, except for the Harrison Lake project, which only requires a Water License. In order to obtain such licenses and certificates, applications for environmental assessment reviews must be made to and accepted by the various governmental authorities. Except for the Harrison Lake project, all of Sea Breeze’s wind and water projects are subject to the Environmental Assessment Act of British Columbia which requires the submission of environmental impact assessments. The environmental impact assessments may determine the presence of environmental concerns that could lead to the rejection of the Company’s environmental impact assessment applications. Potential concerns include population impacts on animals and a reduction in viewscape enjoyment for local residents and tourists. Sea Breeze may not successfully complete all of the steps required in the environmental impact assessment approval process, in which case its applications may be found to be deficient. The environmental assessment process is extremely unpredictable and, accordingly, it is not possible at this point to predict if and when such processes will be complete and when projects will be completed or when revenues will be generated. In addition, obtaining such approvals and permits can require substantial expense, time and risk. The Company’s participation in its planned projects may be subject to additional costs or delays or it may be precluded entirely from developing its projects because of government regulations that could be imposed in the future due to unforeseen health, safety, welfare or environmental concerns.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition

Competition among renewable energy producers is increasing and many potential competitors of Sea Breeze have substantially more financial, research and development, marketing, and human resources capability than the Company.

Regulated publicly and privately owned utility companies have traditionally dominated the North American electricity generation business, using hydroelectric, nuclear or fossil fuel facilities to generate electricity. While regulated utilities continue to dominate the power market in North America, independent power producers have acquired greater market share as a consequence of progressive deregulation.

Environmental concerns, rapid growth in anticipated electricity demand, rising electricity rates, new technologies and growing international competition in the late 1980s led to government policies designed to encourage the supply of electricity from independent power producers.

The Canadian federal government offers an incentive (the ecoENERGY For Renewable Power) of $0.01/kWh for the production of renewable energy. A number of provincial governments and utilities, most notably in the Canadian provinces of British Columbia, Ontario and Quebec, established programs to actively seek the purchase of electricity from independent power producers under long term contracts at rates that reflect their projected long-term value to the power system.

In November 2002 the Minister of Energy and Mines for the Canadian province of British Columbia announced a new energy policy. One of the goals of the policy is that 100% of British Columbia’s new electricity generation requirements will be developed by independent power producers, and British Columbia Hydro & Power Authority (“BC Hydro”), a Crown Corporation which is the major generator, transmitter and distributor of electricity in that province, will be limited to improvements to existing facilities. A report card published in October, 2004 by the British Columbia Ministry of Energy and Mines states that since 2001 the amount of electricity purchased under long-term contracts from independent power producers has grown steadily, from 19 independent power producers in 2001 to 39 independent power producers in 2004. The policy provided for the creation of BC Transmission Corporation (“BCTC”) which is intended to independently manage and operate the publicly owned transmission system and to ensure fair access for all generators including independent power producers. The policy also allows direct sale of electricity from independent power producers to large customers. The British Columbia Utilities Commission will continue to regulate BC Transmission Corporation and assess the need for new transmission and will be authorized to direct expansion of the transmission system where required.

In February of 2007, the British Columbia Ministry of Energy, Mines and Petroleum Resources released its new BC Energy Plan: A Vision for Clean Energy Leadership.  The Plan reinforced government’s commitment to sourcing energy from private sector developers and their ongoing commitment to sourcing renewable power.  Highlights of the Plan include a requirement to purchase at least 90% of total generation from clean or renewable energy sources and to strive for energy self-sufficiency within the Province.

In addition to BC Hydro, there is one major privately owned utility in the province of British Columbia, FortisBC Inc. (“Fortis”). Independent power producers account for approximately 2-3% of the market in terms of production, all of which is sold to, or through, either BC Hydro or Fortis. In addition to the firm price contract that BC Hydro has with these independent power producers, BC Hydro’s wholly owned subsidiary, Powerex Corp., purchases and sells power in the short-term electricity market.

Sea Breeze believes that the potential for new projects in British Columbia may be enhanced by the move to more deregulated competition in the United States and the ability after partial deregulation for other electricity producers to utilize BC Hydro’s transmission facilities to deliver and sell electricity to third parties. Certain customers may be interested in purchasing environmentally friendly or “green” power and potential sources would include independent producers in British Columbia.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Estimate of the amount spent during each of the last three fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers.

Sea Breeze has not expended any funds over the last three fiscal years on “Research and Development”.  Costs normally associated with R&D are recorded under the project related costs line in the Company’s financial statements.

Need for any government approval of principal products or services.

Due to the nature of the Company’s business, Sea Breeze requires a combination of both Canadian and U.S. government approvals prior to completing their projects.  The status of these projects, in relation to the government’s approval process, is detailed below.

(a)	Juan de Fuca Cable

The Juan de Fuca Cable has been under development since October 2003, with the first interconnection filings made with Bonneville Power Administration (“BPA”) in Washington State, and British Columbia Transmission Corporation (“BCTC”) in British Columbia in June 2004. An application for a Presidential Permit to be issued by the US Department of Energy was filed in February 2005, and BPA’s “Transmission Interconnection System Impact Study” was completed August 15, 2005. A preliminary draft Environmental Impact Statement Review was filed with BPA in November 2005

In February 2006, filings were completed with the United States Federal Energy Regulatory Commission (“FERC”) which reports on the results of the “Open Season” bidding auction for transmission capacity on the proposed Juan de Fuca Cable line. The “Open Season” for the Juan de Fuca Cable closed on December 2, 2005 and was managed by Société Générale Corporate & Investment Banking, a major international corporate and investment banking firm.

The Juan de Fuca Cable Project public hearing process with the National Energy Board began June 26, 2006. During the hearings the National Energy Board (“NEB”, an independent regulatory tribunal created by the Parliament of Canada) assessed whether the proposed Juan de Fuca Cable Project was in the best interest of the Canadian public. The target in service date for the proposed cable project is summer 2010.

JDFC submitted its application for a Certificate of Public Convenience and Necessity (“CPCN”) to the National Energy Board on November 30, 2005. The application itself represented several months of extensive public consultation and study and contains project details, rationale, an environmental assessment, as well as information about HVDC Light® technology.  On September 7, 2006, the Juan de Fuca Cable Project became the first international merchant transmission line to gain approval from Canada’s National Energy Board (“NEB”).

In May 2006, Sea Breeze Olympic Converter, LP (“Sea Breeze OC”) submitted a Joint Aquatic Resources Permit Application (“JARPA”) and completed a State Environmental Policy Act (“SEPA”) checklist for the proposed Juan de Fuca Cable (“JDF”) Project.

The JARPA is a single application used for a number of Washington State and local permits, which will be reviewed by Washington State’s Department of Ecology, Department of Fish and Wildlife, Department of Natural Resources, the United States Army Corps of Engineers, the City of Port Angeles and Clallam County.

The SEPA is a Washington State policy that requires state and local agencies to consider the likely environmental consequences of a proposal before approving or denying the proposal. The City of Port Angeles is the lead agency for the SEPA checklist, and Clallam County will also have a role in the review.
On March 12, 2007, a Draft Environmental Impact Statement (“EIS”) was submitted to the U.S. Department of Energy.  Acceptance of the EIS is needed to advance JdF in the United States.  Approval was granted on June 11, 2008 in the form of a Presidential Permit.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Costs and effects of compliance with environmental laws (federal, state and local)

Sea Breeze has not had to comply with any federal, state or local environmental laws, as of the date of this report.

Number of total employees and number of full time employees

As of this writing, Sea Breeze’s wholly owned subsidiaries Sea Breeze Management Services Inc. and Powerhouse Electric Corp. had nineteen (19) full time and nine (9) part time employees. None of these employees are members of a trade union.

Sea Breeze employs five full-time managers who hold executive positions and/or manage projects, two full-time meteorologists who collect, analyze and assess wind speed data; two full-time financial analyst, one comptroller and one bookkeeper; four full-time administrative personnel who attend to corporate, project and office administration; three permanent part-time workers who erect and service meteorological towers and a flexible number of others (as many as six additional) who assist in the erection and decommissioning of towers; and five full-time employees engaged in the internal development of projects and the management of the processes within the projects.

(d)	Financial information about geographic areas

Sea Breeze’s country of domicile is Canada and as at December 31, 2007, 2006 and 2005, all of the Company’s assets were in Canada.

For a breakdown of project related expenses relating to hydroelectric, wind farm and transmission projects in Canada and the United States please refer to note 12 in the “Notes to Consolidated Financial Statements” under Item 8 of this report (filed as an Exhibit).

For the years ended December 31, 2007, 2006, 2005 and 2004, the Company had no significant revenues from its projects.

(e)	Available information

Sea Breeze is a SEC reporting company and the public may read and copy any materials the Company files with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330.  As the Company files electronically with the SEC, information can also be accessed at the SEC’s Internet site at http://www.sec.gov.

For the Company’s latest news releases and developments, please visit the website at http://www.seabreezepower.com.

(f)	Reports to security holders

Not applicable.

(g)	Enforceability of civil liabilities against foreign persons

Not applicable as the Company is not filing a registration statement under the Securities Act.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Item 1A.	Risk Factors

As Sea Breeze is a smaller reporting company, they are not required to provide the information required by Item 503(c) of Regulation S-K.

Item 1B.	Unresolved Staff Comments

This Item is not applicable as the Company is not an accelerated filer or a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Item 2.	Description of Properties

Sea Breeze’s corporate headquarters are located in Vancouver, British Columbia. The Company leased approximately 10,788 square feet of corporate office space at an annual rent of approximately CDN$342,024, which includes 14 private offices and 20 open style offices and two boardrooms. The lease commenced on October 1st 2005 and ended September 30th 2008. Management believes these offices are adequate for its needs and that the rates are comparable with market rates. The Company has entered into a sublease Agreement effective upon the termination of that lease described above for a five year term.  The new lease is for approximately 5,388 square feet of office space at an annual rent of approximately CDN$234,000, which includes 13 private offices, 15 open style offices and one boardroom. Management believes these offices are adequate for its needs and that the rates are comparable with market rates.

The Company’s wholly owned subsidiary Powerhouse Developments Inc. is the owner of ten acres of riverfront land located approximately one mile east of Christina Lake, British Columbia. The land is on the south bank of the Kettle River at the eastern end of Cascade Canyon.

Sea Breeze holds mineral claims consisting of 4722.88 hectares located at the northern end of Vancouver Island. The claims overlie and are adjacent to Investigative Use Permits held in connection with the Registrant’s Knob Hill wind farm project.

The locations of our wind farms, hydroelectric projects and proposed transmission lines are indicated on the following map:

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Item 3.	Legal Proceedings

During fiscal 2004, the Registrant’s wholly-owned subsidiary, Powerhouse Developments Inc., settled a dispute related to the Kwoiek Creek hydro-electric project and received CAD $450,000 in settlement payments for transferring all proprietary rights, title and interest held in the project.

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business.  We are not currently involved in any such litigation, which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

PART 11

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market price of and dividends on the Company’s common equity and related stockholder matters

Market Information

Sea Breeze’s common equity does not trade on any US-based stock exchange.

The Company’s shares have traded on the TSX Venture Exchange or its predecessors, the Vancouver Stock Exchange and the Canadian Venture Exchange (which was formed by the merger of the Vancouver Stock Exchange and the Alberta Stock Exchange on November 26, 1999 and which changed its name to the TSX Venture Exchange on May 1, 2002), since January 18, 1979.  The Company’s trading symbol is: SBX-V.

The following is a summary of trading, on an annual basis, of the shares of the Registrant on the TSX Venture Exchange or its predecessors in Canada, from the years ending 2000 to 2008:

Year	High (CDN$)	Low (CDN$)
2000	$0.080	$0.011
2001*	$0.40	$0.08
2002	$0.30	$0.09
2003	$0.67	$0.28
2004	$1.05	$0.60
2005	$1.10	$0.60
2006	$0.72	$0.20
2007	$0.71	$0.27
2008	$0.52	$0.045

*	Effective September 17, 2001 Sea Breeze consolidated its shares on a ten old for one new share basis. The above noted share prices have been adjusted to reflect this consolidation.

The following is a summary of trading, on a fiscal quarter basis, of the shares of Sea Breeze Power Corp. on the TSX Venture Exchange in Canada during the two most recent full financial years and any subsequent interim period for which financial statements are required by Item 310(b):

	2004		2005		2006		2007		2008
	(Canadian Dollars)		(Canadian Dollars)		(Canadian Dollars)		(Canadian Dollars)		(Canadian Dollars)
	High ($)	Low ($)	High ($)	Low ($)	Low ($)	High ($)	Low ($)	High ($)	Low ($)	High ($)
1st Quarter	0.64	0.45	1.10	0.87	0.30	0.72	0.60	0.44	0.25	0.41
2nd Quarter	0.76	0.57	1.07	0.90	0.27	0.50	0.27	0.71	0.20	0.52
3rd Quarter	0.90	0.60	0.90	0.60	0.37	0.50	0.27	0.56	0.27	0.51
4th Quarter	1.05	0.82	0.75	0.60	0.28	0.46	0.30	0.55	0.05	0.34

The price for the Registrant’s shares quoted on the TSX Venture Exchange on June 18, 2009, was CDN$0.40/ USD$0.35(High) and CDN$0.35/USD$0.31 (Low), and the close price was CDN$0.35/USD$0.31.

Other than described above, the Company’s shares are not and have not been listed or quoted on any other exchange or quotation system.

As of December 31, 2005, Sea Breeze had a total of 63,972,476 common shares, without par value, issued and outstanding. All such shares are in registered and not bearer form. The name and address of the Registrant’s transfer agent is Computershare, 100 University Avenue, 9th Floor North Tower, Toronto, Ontario, M5J 2Y1, Canada.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Comparable Market Price Information

As the Company’s principal established trading market for its common equity is Canadian, the prices have been translated into US currency, at the currency exchange rate in effect on the date the price disclosed was reported on the Canadian exchange.

The following is a summary of trading, on an annual basis, of the shares of the Registrant on the TSX Venture Exchange or its predecessors in Canada, during 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008. The prices have been translated into US currency, as per the average exchange rate for the year quoted on www.oanda.com.

Year	High (US$)	Low (US$)
2000	$0.054	$0.007
2001*	$0.26	$0.05
2002	$0.19	$0.06
2003	$0.48	$0.20
2004	$0.81	$0.46
2005	$0.91	$0.50
2006	$0.63	$0.18
2007	$0.66	$0.25
2008	$0.43	$0.04

*	Effective September 17, 2001 Sea Breeze consolidated its shares on a ten old for one new share basis. The above noted share prices have been adjusted to reflect this consolidation.

The following is a summary of trading, on a fiscal quarter basis, of the shares of Sea Breeze Power Corp. on the TSX Venture Exchange in Canada during the two most recent full financial years and any subsequent interim period for which financial statements are required (the prices have been translated into US currency, as per the average exchange rate for the fiscal quarter, quoted on www.oanda.com):

	2004		2005		2006		2007		2008
	(US Dollars)		(US Dollars)		(US Dollars)		(US Dollars)		(US Dollars)
	High ($)	Low ($)	High ($)	Low ($)	Low ($)	High ($)	Low ($)	High ($)	Low ($)	High ($)
1st Quarter	0.49	0.34	0.90	0.71	0.26	0.62	0.52	0.38	0.23	0.38
2nd Quarter	0.56	0.42	0.86	0.72	0.25	0.45	0.24	0.65	0.19	0.49
3rd Quarter	0.69	0.46	0.75	0.50	0.35	0.45	0.24	0.54	0.25	0.48
4th Quarter	0.86	0.67	0.64	0.51	0.29	0.40	0.26	0.56	0.04	0.28

Holders

As of May 17, 2009 we had 985 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions that are likely to limit the Company’s ability to pay dividends in its common stock.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Securities authorized for issuance under equity compensation plans

As of December 31st 2005, the Company had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders as of December 31, 2005	Fixed Stock Option Plan1:
	Granted	5,121,336	0.71	60,000
	Exercised	(471,957)	(0.41)
	Cancelled	(626,667)	(0.62)
	Warrants Issued:
	Granted	1,426,804	0.74
	Exercised	(1,888,000)	0.24
	Expired	NIL	n/a
Equity compensation plans approved by security holders as of December 31, 2008	Fixed Stock Option Plan1:
	Granted	3,578,542	0.31	6,729,983
	Exercised	(20,000)	(0.35)
	Cancelled	(7,154,439)	(0.62)
	Warrants Issued:
	Granted	2,696,623	0.41
	Exercised	(1,815,668)	0.15
	Expired	(6,159,100)	0.63

Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total

1
Note: All option grants have a vesting period, whereby 1/3 of the granted options can be exercised immediately, followed by another 1/3 six months from the grant and the remaining 1/3 becoming available after 18 months. Upon termination from the Company, options will expire after 90 days.

Governmental laws, decrees or regulations

Regulation S-K, Item 201, requests that any governmental laws, decrees or regulations that Canada has with the United States which restricts the export or import of capital, including, but not limited to, foreign exchange controls, or that affect the remittance of dividends or other payments to non-resident holders of Sea Breeze’s common equity be discussed in this section.  The information requested is as follows:

Generally, dividends paid by a Canadian corporation to non-resident individuals or corporations are subject to withholding tax at a rate of 25% under Part XIII of the Income Tax Act (Canada) (the “ITA”). However, under paragraph 2 of Article X of the Canada-United States Tax Convention (1980) (the “Treaty”) the withholding tax rate may be reduced, as follows, to:

(a)	5% of the gross amount of the dividends if the beneficial owner of such dividends is a US resident company which owns at least 10% of the voting stock of the corporation paying the dividends; and

(b)	15% of the gross amount of the dividends in all other cases.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Subject to certain limitations and exceptions, US resident shareholders of a Canadian corporation may be entitled to a credit for all or a portion of such withholding taxes in computing their US federal and possibly their state income tax liability.

Distributions on Common Stock

A U.S. Holder that receives a distribution, including a constructive distribution, with respect to Common Stock will be required to include the amount of such distribution in gross income as a dividend (without reduction for any foreign income tax withheld from such distribution) to the extent of the current or accumulated “earnings and profits” of the Company. To the extent that a distribution exceeds the current and accumulated “earnings and profits” of the Company, such distribution will be treated (a) first, as a tax-free return of capital to the extent of a U.S. Holder’s tax basis in Common Stock and, (b) thereafter, as gain from the sale or exchange of such Common Stock. However, the Company does not intend to maintain the calculations of earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by the Company with respect to Common Stock will constitute ordinary dividend income. (See more detailed discussion at “Disposition of Common Stock” below). Dividends paid on Common Stock generally will not be eligible for the “dividends received deduction.”

Disposition of Common Stock

A U.S. Holder will recognize gain or loss on the sale or other taxable disposition of Common Stock in an amount equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received and (b) such U.S. Holder’s tax basis in Common Stock sold or otherwise disposed of. Subject to the PFIC rules discussed below, any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if Common Stock are held for more than one year. Gain or loss recognized by a U.S. Holder on the sale or other taxable disposition of Common Stock generally will be treated as “U.S. source” for purposes of applying the U.S. foreign tax credit rules, unless such gains are resourced as “foreign source” under an applicable income tax treaty, and an election is filed under the Code. (See more detailed discussion at “Foreign Tax Credit” below).

Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

Reciprocal Tax Treaty between Canada and the United States Regarding Withholding

The new protocol to amend the Canada-U.S. tax treaty has been ratified by both governments and entered into force as of December 15, 2008. Among other changes, the withholding tax rate for interest payments between related parties has been reduced, retroactive to January 1, 2008. As such, taxpayers who have remitted withholding tax at the current 10% rate will be entitled to request a refund for overpaid withholding tax on these interest payments.

Withholding tax provisions for interest

The protocol’s new rules for interest grant the recipient’s country of residence the exclusive right to tax interest income. Thus, the withholding tax rate on cross-border interest payments will be zero (reduced from 10%). This change will take effect at different times, depending on whether the payer and recipient deal at arms’ length.

Arm’s-length parties

Under Canada’s domestic laws, the withholding tax on certain arm’s-length outbound interest payments to residents of all countries was eliminated, effective January 1, 2008. Therefore, the protocol changes do not affect withholding tax rates on such interest paid from Canada to the U.S.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

For arm’s-length interest payments from the U.S. to Canada, the withholding tax rate under the protocol will be zero, effective back to January 1, 2008. Again, taxpayers who have remitted withholding tax at the current 10% rate on such arm’s-length payments will be entitled to request a refund of this tax.

Related parties

Interest paid between related parties in Canada and the U.S. is subject to a withholding tax rate of 7% (reduced from 10%), effective January 1, 2008. Companies that withheld tax based on the 10% rate during 2008 will be entitled to a refund of 3% of the amount withheld.

The withholding tax rate on related-party interest is reduced again in 2009 and phased out altogether in 2010. Thus, related-party interest paid or credited on or after January 1, 2009 will be subject to a 4% withholding tax rate, and related-party interest paid or credited on or after January 1, 2010 will be subject to a 0% withholding tax rate.

Recent Sales of Unregistered Securities / Use of Proceeds from Registered Securities

Set forth below is information related to the securities Sea Breeze sold during the last three fiscal years ended December 31st 2005, without registration under the Securities Act of 1933, as amended.

Name	Date Acquired	Number of Shares	Aggregate Consideration
NIL	N/A	N/A	N/A

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

Neither Sea Breeze nor any affiliated purchaser has acquired any shares, or other units of any class of the Company’s equity securities, that have not been registered pursuant to the Securities Act within the past three years, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services or other securities, and new securities resulting from the modification of outstanding securities.

Item 6.	Selected Financial Data.

As Sea Breeze qualifies as a smaller reporting company, as defined by Regulation S-K, §229.10(f)(1), it does not need to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial results for Sea Breeze Power Corp. and all its subsidiaries and partnership arrangements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2005. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. Readers are also referred to the Company’s public filings, all of which are available at www.sedar.com and www.sec.gov.  All sums of money presented in this Management Discussion & Analysis (MD&A) are reconciled to US GAAP and are expressed in Canadian dollars, unless otherwise indicated.

The preparation of this Management Discussion and Analysis, as with the financial statement preparations, is in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Full fiscal years ending December 31, 2005 / 2004

Our full fiscal years ending December 31 2005, 2004 and 2003 are not indicative of our current business plan and operations. During the years ended December 31 2005, 2004 and 2003, we had limited revenue and were in the development stages.

To date, Sea Breeze has financed its operations principally through equity financing and loans.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate or other sources.  Management plans to continue raising capital through private placement equity financing.

Management is working to obtain sufficient working capital from external sources in order to continue operations, as well as further developing the Company’s business model to obtain revenues from its wind, hydro-electric power generating and transmission projects.  There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

During the year ended December 31st 2005, Sea Breeze Power Corp. changed its accounting policy with respect to its project development costs from capitalizing all project related costs until such time as projects commence commercial operations to expensing project related development costs until such time as final development decisions with respect to each specific project are made.  Under Canadian GAAP, after a final positive development production decision is made on a project, project related development costs will be capitalized and amortized over the expected life of the project.  As the Company is listed with the Canadian TSX Venture Exchange (SBX-V) all regulatory compliance filed with www.sedar.com is stated in Canadian dollars and is under Canadian GAAP.

For all regulatory filings with the United States Security and Exchange Commission, the Company’s auditors will be conducting their audits in accordance with the standards of the United States Public Company Accounting Oversight Board.  The financial statements will be stated in Canadian dollars but, as per US GAAP, the project costs will be expensed instead of being capitalized.

The Company reported net losses of $5,229,329 and $4,464,708 (as restated) for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $25,398,960 at December 31, 2005. These recurring losses and the need for continued funding raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2004, the Company paid $10,000 for a 33% non-controlling interest in a private start up Ontario corporation, Standard Hydrogen Inc. (“Standard”). In addition, the Company loaned Standard $10,000 on April 28, 2004. As of December 31, 2005, the Company considered the outstanding loan as uncollectible and wrote the loan off. In addition, the Company considers the investment in Standard no longer an economic asset and wrote the investment down to $1.

(i)	Liquidity

Revenue from wind farm projects is not expected to begin until 2011, at the earliest, from the hydroelectric projects until 2011, at the earliest, and from transmission projects 2010, at the earliest. Present and emerging trends in the industry indicate strong future demand for the Company’s anticipated production of renewable energy, and, notwithstanding that there can be no assurance that further financing, either equity or debt, will always be available to the Company, management has confidence in the Company’s ability to attract further financing.

The Company is in the development stage and currently derives no revenues from its projects. To date, the Company has financed its operations principally through equity financing and loans. The application of the going concern concept is dependent upon continuing rights to the areas, the obtaining of necessary regulatory approvals, the ability to obtain the necessary financing to complete development, and the successful sale of electricity.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public and private equity financing, or other arrangements with corporate or other sources. Management plans to continue raising capital through private placement equity financing as well as convertible debt.

Management is working to obtain sufficient working capital from external sources in order to continue operations, as well as further developing the Company’s business model to obtain revenues from its wind and hydroelectric power generating as well as its transmission projects. There is, however, no assurance that the events, including the receipt of additional funding, will occur or be successful.

The Company has financial commitments which include an office lease in Vancouver, Canada. The lease commenced on October 1, 2005 and ends September 30, 2008. The future minimum lease payments for 2006 are $129,456; for 2007 they are $132,153; for 2008 they are $105,183.  These figures indicate the lease amounts only.  An additional cost is incurred for operating expenses that is calculate on an annual basis by the landlord. An overview of the Company’s contractual obligations are shown in the table below:

Financial commitments as of 31 December 2005

	Payments due by period
Operating Leases	Total	Less than 1 year	2 -3 years	4 -5 years		After 5 years
Copier	$13,770	$3,240	$9,720		$810	$	Nil
Office Lease	$366,992	$129,456	$237,536	$	Nil	$	Nil
	$380,762	$132,696	$247,256		$810	$	Nil

After the lease expired on September 30, 2008, the Company entered into a subleasing agreement at the same location for 50% of the floor space.  The office lease commenced on October 1, 2008 and ends September 30, 2013.  The Company has an option for early termination of the lease after 24 months with written notice to the landlord.

Internal and external sources of liquidity

1.	On February 5, 2005, warrant holders exercised 1,199,946 warrants originating from the US$1,000,000 Convertible Debenture of February 7, 2002.

2.
On April 7, 2005, a Development Loan Agreement was executed between Sea Breeze Pacific Juan de Fuca Cable, LP (in which the Company holds an indirect 49.75% interest) and Energy Investors Fund’s US Power Fund, LP in respect to the Juan de Fuca Cable. The Development Loan Agreement provides up to US$8,000,000 towards development funding of the project.

3.	On June 14, 2005, the Company’s Form 20-F with the US Securities and Exchange Commission (“SEC”) was accepted for filing.

4.
On October 14, 2005, the Company granted 4,921,336 Incentive Stock Purchase Options, exercisable at US$0.60 per share, for a term of three years, granted to employees, consultants, officers and directors of the company.

5.	On October 31, 2005, the Company completed a USD$1,500,000 Private Placement for 2,500,000 units at a cost of USD$0.60 per unit.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 200

(ii)	Capital Resources

New installations of renewable generation equipment (wind or hydro electric) typically cost in the range of US$2,500,000 per megawatt installed. By extension, a 100 MW farm would cost approximately US$250,000,000.

Typically, the majority of the funding required for project construction (50% - 80%) comes in the form of “senior debt”. Sources of senior debt generally require environmental assessment approval and a “power purchase agreement” in place prior to advancing funds.

The amount of project financing not covered by senior debt usually requires an investment of equity, provided by the developer, partners, or a purchaser of the project.

Funding for renewable energy projects has been growing in availability in British Columbia over the past few years due to favorable changes in government policy and growing recognition of the positive contribution that renewable energy will bring to the issue of global climate change.

The Company is in discussion with a number of arms-length parties who have expressed interest in participation in wind farm investments, however, as of December 31, 2005, no commitments had been given or made.

Sea Breeze had the following non-cash operating financing and investing activities during the year ended December 31, 2005:

1.	The Company issued 191,331 shares pursuant to the conversion of $58,345 of principal and $15,139 of accrued interest thereto of convertible debentures;

2.	The Company issued 1,199,946 common shares pursuant to the exercise of warrants upon conversion of $155,993 received in 2004, and classified as a loan payable as at December 31, 2004,

3.	The Company issued 133,068 common shares during a private placement pursuant to $90,853 of accrued interest on outstanding loan balances; and

4.	Loans payable were reclassified as related party loans payable as the lender became a director during the year ended December 31, 2005.

During the year ended December 31, 2004, the Company had the following non-cash financing and investing activities:

1.
The Company issued 1,000,000 warrants with an assigned value of $134,700 in conjunction with the purchase of 100% of the shares of Sea Breeze Energy Inc. The amount has been assigned to current wind farm projects, which have been acquired upon the acquisition of Sea Breeze Energy Inc. on April 16, 2003; and

2.	The Company issued 1,133,077 shares pursuant to the exercise of warrants from proceeds of $147,300, received in 2003.

(iii)	Results of Operations

Certain information regarding the Company set forth in this document, including management’s assessment of the Company’s future plans and operations contain forward-looking statements that involve substantial known and unknown risks and uncertainties. These forward-looking statements are subject to numerous risks and uncertainties, certain of which are beyond the Company’s control, including the impact of general economic conditions, industry conditions, volatility of commodity prices, currency fluctuations, precision of resource estimates, environmental risks, competition from other energy companies, lack of availability of qualified personnel or management, stock market volatility and ability to access sufficient capital from both internal and external sources. The Company’s actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur. The Company assumes no obligation to publicly update or revise any forward-looking information.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Summary

Revenue: During the year ending December 31, 2005, the Company received $7,200 for consulting services (2004 – $9,900). The Company provides wind generation research and consulting services to third parties. Revenues from consulting services are recognized over the contract period, which is the period during which the services were provided and the related expenses were incurred.

Expenditures allocated to the development of the Company’s projects are expensed until such time as a power purchase agreement is entered into for the related energy generation project and such time as a Certificate of Public Convenience and Necessity (CPCN) has been issued to the Company for related transmission projects. This change resulted in $877,766 (2004 - $1,025,169) pre-feasibility stage development costs being expensed for the years then ended.

During 2005, the Company provided transmission project development services to Sea Breeze Pacific Juan de Fuca Cable, LP, which reimbursed the Company’s labor expenses for its engagement in accordance with a development agreement, leaving the Company with a decreased project related costs for 2005 of $877,766, down from 2004 ($1,025,169).

Using the adjusted figures for 2005, expensed projects under development are: wind farm projects - $529,931 (2004 – $1,159,209); transmission projects - $106,110 (2004 - NIL); and hydroelectric projects - $241,725 (2004 - $134,040).

Projects under development relate to the costs of land and associated holdings, development, approval and proposals on projects held for future development as electricity generation sites. Directly related management fees, overhead costs, and interest costs are allocated to the projects under development based on the level of expenditures incurred.

Wind Farm Projects

During the twelve months ended December 31, 2005, 44.28% ($234,642) of the expenditures for wind farm projects were spent for Knob Hill. The funds expended were primarily for collection and assessment of environmental and meteorological data. 16.15% ($85,559) were spent to continue developing the wind farm projects of Nimpkish, God’s Pocket, Hushamu, Shushartie, and Windy Ridge. The expenditures on those sites were a combination of meteorological testing and environmental field studies required to be completed for eventual application for Environmental Assessment review. Corresponding costs were project consulting, professional fees, insurance, security deposits for Investigative Use Permits, permit fees and project administration costs, necessary to design and install improved meteorological towers (i.e. more resilient to wind inflicted stress, improved instruments for automated data transmission, advanced software for analysis of wind data, etc). 39.57% ($209,730) of expenditures for wind farm projects were spent to apply and secure new wind farm projects, and to further the application and meteorological review process for other sites for which applications have already been submitted.

On January 31, 2005, the Company did not renew the Investigative Permit for the Newcastle property.

Knob Hill
The collective cost of the Knob Hill wind farm expenditures was $529,931 in 2005 compared to the $1,159,209 expenditures in 2004.  This decrease was due to the completion of work on the project necessary for the Environmental Assessment, which was awarded in 2005.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

God’s Pocket, Shushartie, Hushamu, Windy Ridge, Nimpkish
All these sites had a decrease in expenses during the fiscal year ending December 31, 2005. The table below outlines these changes.

God's Pocket, Shushartie Mtn, Hushamu, Windy Ridge, Nimpkish

Projects	Percent Decrease	2005	2004
God’s Pocket	12.7%	$3,200	$25,193
Shushartie Mountain	21.7%	10,552	48,685
Hushamu	41.9%	36,437	86,876
Windy Ridge	63.5%	5,316	8,376
Nimpkish	57.1%	30,054	52,619
Total Expenses		$85,559	$221,749

Transmission Projects

During the twelve months ended December 31, 2005, the Company spent $106,110 (2004 - NIL) on the development of transmission projects.

Juan de Fuca Project
During the year ended December 31, 2005, the Company became the holder of a 49.5% limited partnership interest (and a 25% equity interest in the general partner, which is also a 1% limited partner) in a newly formed, special purpose limited partnership, Sea Breeze Pacific Juan de Fuca Cable, LP (“JDFC”). The original sole purpose of the partnership was to develop the Juan de Fuca Transmission Cable Project (the “Project”).

On April 6, 2005, JDFC secured a development loan of up to US$8,000,000 from US Power Fund, L.P., a New York based private investment fund, to advance permitting of the project, and to conduct an auction (“Open Season”) for capacity on the potential transmission line to be developed jointly by the Company and its partners.

As at December 31, 2005, the loan advances totaled US$4,050,000, comprised of an initial amount of US$2,500,000 and further advances of US$1,550,000. The loan bears 20% interest per annum, compounded annually. As at December 31, 2005, accumulated interest totaled US$289,814. The loan balance and accrued interest is repayable by JDFC and matures on the earliest of June 30, 2008 or the day upon which financing for construction of the project is closed. The maturation date for the loan was extended to June 30, 2008 from June 30, 2007, by written agreement between the parties in May of 2007.  JDFC has not made any repayments on the loan to date.

All proceeds of the loan are to be used by JDFC to pay costs and expenses incurred in the development of the project and in accordance with the development loan budget. The loan is a non-recourse loan and is payable by the project upon financial close.

The loan is secured by a registered security interest in all rights, assets, partner’s voting rights, and partner’s interests of JDFC and its subsidiaries. The loan agreement further provides for an overrun amount of up to US$1,000,000 of costs incurred in excess of the amounts budgeted for at each milestone of the development loan agreement to be paid by Boundless and Sea Breeze in the event the financial closing has not been achieved upon full advance of the total loan amount.

Vancouver Island Cable
During the year ended December 31, 2005, an amendment of the original development loan agreement provided for a further transmission project to be added to the purpose of the partnership. The new project relates to a submarine transmission cable crossing the Straight of Georgia from Greater Vancouver, on the mainland of British Columbia, to Greater Victoria, on Vancouver Island. This project is also referred to as the Vancouver Island Cable.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

The amending agreement allowed JDFC to use a maximum aggregate of US$1,000,000 of the original loan advanced under the development loan agreement for costs incurred on the new project. The Company’s jointly held subsidiary, Sea Breeze Pacific Regional Transmission System Inc. (“SBPRTS”), sold its right, title and interest in the Vancouver Island Cable to the JDFC for costs incurred as at the date of transfer, December 16, 2005. As at December 31, 2005, JDFC owed SBPRTS $673,656 for costs incurred by SBPRTS on the project.

During the year ended December 31, 2005, JDFC incurred $4,423,957 of project related costs charged to operations, including $336,184 of accrued interest related thereto. The Company accounts for its investment under the Equity Method and, accordingly, as its investment in JDFC is $Nil as at December 31, 2005, Sea Breeze has not included its 49.75% proportional share of the loss of JDFC in its consolidated financial statements. A summary of financial data relating to the partnership can be found in Note 5(a) of the Consolidated Financial Statements included with Item 7 of this Form 10-KSB.

On March 2, 2006, the Company’s affiliated subsidiary, Sea Breeze Victoria Converter Corporation (“SBVCC”), withdrew its application for a Certificate of Public Convenience and Necessity with the British Columbia Utilities Commission in respect to the Vancouver Island Cable. The project was in a regulatory hearing process with a competing proposal by publicly-owned British Columbia Transmission Corporation. Late evidence introduced at the hearing stated that the competing project would be financed with a capital structure of 100% provincially guaranteed debt. This announcement led to a decision by SBVCC to withdraw its application for the Vancouver Island Cable project as the late evidence placed the project in a non competitive position.

Hydroelectric Projects

The accumulated expenses ending December 31, 2005 for all hydroelectric projects was $4,864,007 (2004 – $4,622,281). To date, the Cascade project expenses were 98.7% ($5,244,553). In 2005, the Cascade project expenses were 94.9% ($229,316) while in 2004 they were 99.6% ($314,698). The decrease in percentage of expenses is due to the Slollicum project increasing from Nil in 2004 to $12,409.

Expenditures for the hydroelectric projects mainly pay for professional fees related to project consulting and for project engineering services, rendered by the Vice-President of Project Development. On January 4, 2005, the Company completed the transfer of all property rights, title and interest held by the Company in the Kwoiek Creek Hydroelectric Project to Kwoiek Creek Resources Inc., in consideration for the sum of $450,000. The Company, on July 27, 1994, had entered into an option agreement to form the Kwoiek Creek Joint Venture with parties who would contribute certain land needed for the project. The Joint Venture was for the purpose of developing, constructing and operating the Kwoiek Creek hydroelectric development. During the year ended December 31, 2001, a dispute arose with the optionors over the lack of a perceived willingness of the Company to enter into a more formal agreement and negotiation process. On December 31, 2003, in anticipation of the final outcome of the dispute, management decided to no longer pursue the project’s opportunities. On September 15, 2004, the Company signed a settlement and release agreement with all parties, effective upon payment of $450,000 to the Company. On December 23, 2004, the Company received the sum of $450,000, settled the dispute and abandoned the project with an accumulated terminal loss of $1,191,549 since beginning the project.

Cascade Project
At the fiscal year end of December 31, 2005, cumulative expenses for the Cascade project were $5,244,553 (2004 - $5,015,237). Expenses for 2005 were $229,316 (2004 – $314,698).

Slollicum Project
To date, $69,452 has been spent on the Slollicum project. Of that, $12,409 was spent in 2005 up from $Nil spent in 2004.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Joint Venture

On May 31, 2004, the Company incorporated Sea Breeze Pacific Regional Transmission System, Inc.; a company jointly owned and jointly operated by the Company (50%) and Boundless Energy LLC, of Plainville, Connecticut (50%). The parties signed a joint venture agreement and are committed to jointly pursue specific merchant electrical transmission project opportunities.

The Company has accounted for 100% of the costs incurred up to December 31, 2005. As a result, the Company is entitled to a reimbursement of $336,828, which is Boundless Energy’s 50% of the joint venture’s costs.

(iv)	Off-balance sheet arrangements

As of December 31 2005, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on Sea Breeze’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its’ shareholders.

(v)	Tabular disclosure of contractual obligations

The information disclosed in the below table is as of the fiscal year ending December 31, 2005. For additional information on the years ending 2006 and 2007, please refer to Notes 7 and 9 of the “Notes to the Consolidated Financial Statements” in Item 8 (attached as an Exhibit to this filing).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations
Convertible debentures	941,654	27,818	913,837	-	-
Operating Lease Obligations
Copier	13,770	3,240	9,720	810	NIL
Office Lease	366,992	129,456	237,536	NIL	NIL
Other
Loan payable to directors	207,543	-	-	207,543	**
Interest on loans payable to directors	6,761			6,761
Advance payable to JDFC partnership	100,000	100,000
Total

*	refer to 9(c) of the Financial Statement notes for a detailed breakdown of the repayment terms.
**	refer to Note 7 of the Financial Statement notes for details on the interest that accrues at 10% per annum, is unsecured and payable upon demand

(b)	Interim periods

Interim financial statements are not required to be included in the Company’s 10-K, as per Article 3 of Regulation S-X.

(c)	Safe Harbor

All information in this section is deemed to be a forward looking statement, as that term is defined in the statutory safe harbors, except for historical facts.  The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 shall apply to the forward-looking information provided in this section by the Company.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

As Sea Breeze is a smaller reporting company, as defined by §229.10(f)(1), it is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

The financial statements and any applicable schedules required to be filed under Item 8 of this form are filed as an Exhibit to the Form 10K under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last three fiscal years ended December 31, 2007, 2006 and 2005, included in this report have been audited by Morgan & Company, Chartered Accountants, of Vancouver, British Columbia, Canada, as set forth in their report included herein.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-K for the year ended December 31, 2005.

Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the internal controls over financial reporting. Based on this evaluation, management has concluded that no material weaknesses have been identified and that the internal controls over financial reporting were designed effectively as of December 31, 2005.

Sea Breeze confirms that their registered public accounting firm that audited the financial statements included in this annual report, Morgan & Company Chartered Accountants, has not issued an attestation report on the Company’s internal control over financial reporting. (Please refer to the “Report of Independent Registered Public Accounting Firm” included with the financial statements as an Exhibit to this filing.)

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Changes in internal control over financial reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 9B.	Other Information

The Registrant is required to disclose the following events that occurred during the fourth quarter of 2005, as they were not previously reported on Form 8-K. (The information has been listed in chronological order.)

October 14, 2005: In accordance with the Company’s approved 2005 Stock Option Plan, the Directors announced that the Company has granted 4,921,336 Incentive Stock Purchase Options. The options, exercisable at USD$0.60 per share, for a term of three years, have been granted to employees, consultants, and directors of the Company.

October 31, 2005: The Company announced the closing of a US$1,500,000 private placement. The Private Placement is for 2,500,000 units at a cost of USD$0.60 per unit for total proceeds of US$1,500,000. Each unit consists of one common share of the Company and one-half a share purchase warrant. Each full warrant entitles the holder to purchase one additional common share at a price of US$0.80 per share during the first year and at a price of US$1.00 in the second year from Closing. The warrants are exercisable for two years until October 31, 2007. The shares and any shares issued on exercise of the warrants have a 4-month hold period expiring March 1, 2006.

The proceeds will be used for general working capital in the development of the Company’s renewable energy and transmission projects.

November 18, 2005: Sea Breeze Power Corp. regrets to announce that C. Chase Hoffman, Chairman of the Board of Directors, passed away on November 18, 2005.

Mr. Hoffman co-founded the Company’s original operating subsidiary, Powerhouse Developments Inc. in 1990, and was subsequently elected chairman following the Company’s attainment of a public listing in 1999.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, executive officers, promoters and control persons

Identification of directors and executive officers

Name	Age	Title
Henry P. Anderson III 1	66	Director
Charles Eckberg 2	61	Director
Mark Hoffman 3	55	Director
Paul B. Manson 4	56	Director / President/ CEO
Ken Puryear 5	71	Director
Jan Campfens 6	50	Chief Financial Officer
William P. Harland 7 (Note: Mr. Harland passed away on Sep 9 2007.	84	Vice President, Project Development
Eugene A. Hodgson 8 (Note: Mr. Hodgson resigned on Jan 31 2007.	53	Vice President, Government Relations
Resja Campfens 9	46	Vice President, Environmental Affairs
Sam Kenny 10	31	Corporate Secretary

1	Mr. Anderson III was elected as a director on June 30, 1999.

2	Mr. Eckberg was elected as a director on June 21, 2006

3	Mr. Hoffman served as an officer from June 6, 2003 to June 27, 2005. Mr. Hoffman was elected as a director on June 27, 2005.

4	Mr. Manson was appointed President and elected director on June 6, 2003. Mr. Manson served as Corporate Secretary from January 1, 2001 to June 6, 2003.

5	Mr. Puryear was elected as a director on June 27, 2005.

6	Mr. Campfens was appointed as an officer on February 1, 2005.

7	Mr. Harland was appointed as an officer on June 28, 2004. Mr. Harland passed away on September 9, 2007.

8	Mr. Hodgson served as a director from June 6, 2003 to June 27, 2005. Mr. Hodgson was appointed as an officer on June 28, 2004 and resigned as an officer on January 31, 2007.

9	Ms. Campfens was appointed as an officer on October 14, 2004.

10	Sam Kenny was appointed as an officer on June 27, 2005.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Background of Officers and Directors

Henry P. Anderson III
Mr. Anderson is co-owner of Pioneer Nursery in Visalia, California, the primary Californian supplier of Pistachio rootstock for over 30 years. More than three million Pioneer Gold trees have been planted since 1981. As President and Director of Pistachio Growers, Inc., a California co-op, he is responsible for marketing its members' pistachio production.

Mr. Anderson is also a Director of the Western Pistachio Association, an organization that lobbies on behalf of western pistachio interests. From 1984 through 1988, Mr. Anderson was Chairman of the Marketing Committee of the California Pistachio Commission. Currently, Mr. Anderson is involved in several other private partnerships and corporations specializing in plant breeding, farm management and pistachio developments.

Charles Eckberg
As vice-president of Investec Real Estate since 1994, Mr. Eckberg plans environmentally progressive residential and commercial developments in California. He also has extensive trust banking experience with the Bank of America.

Mr. Eckberg has advocated society's conversion to renewable energy technologies for nearly 30 years. As a director of Get Oil Out!, an internationally recognized NGO originating from the 1969 oil spill in Santa Barbara, California, Mr. Eckberg sought greater transparency regarding the energy sector and controls over off-shore oil development in the Santa Barbara Channel.

Additional NGO activities include serving on the board of directors of Santa Barbara's Community Environmental Council (a prominent think tank on recycling).  Mr. Eckberg has also been a director of Santa Barbara's Sustainability Project, a non-profit organization that raises community awareness regarding green building design, land use and resource issues.

As a member of the Dean's Council of the Donald Bren School of Environmental Science & Management at the University of California Santa Barbara, Mr. Eckberg introduced the Company to the school, which continues to host Sea Breeze as a corporate partner. Mr. Eckberg received bachelor degrees in Economics and Political Science from UCSB in 1970.

Mark Hoffman
Mr. Hoffman has a Masters and Bachelors degrees in Mechanical Engineering from Stanford University. Mr. Hoffman is an engineering contractor in California, and President and owner of Mark Hoffman General Engineering, where he manages the daily financial, personnel, equipment, and field activities. In business since 1985, the company manages construction projects, and underground utilities installation and maintenance. Mr. Hoffman is also a General Engineering Contractor with California State Contractors.

Mr. Hoffman is a partner and general manager of Hoffman and Son Farming, an approximately 2,000 acre pistachio, grape, orange and field crop farm. Mr. Hoffman has been involved in dairy management, waste-water management and feed production with Hoffman Dairies. He has also been a partner since 1999 in Rancho Vitello, an organic veal-raising business that raises veal calves and heifers. Rancho Vitello is the only American company of its kind to have been certified to European standards.

Mr. Hoffman has, since 1977, been a partner and senior officer in LinWa Cruises, an Hawaii based tour boat business.

Paul B. Manson
Mr. Manson has worked in the natural resources industry since 1987. He has fostered the growth of several companies in their start-up stage, and has extensive experience in regulatory matters, the administration of public companies and executive management.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Mr. Manson leads a dynamic Vancouver-based team of professionals dedicated to the development of environmentally-advanced and economically-substainable independent power generation and transmission here in British Columbia and in the United States.

For more than two decades, Mr. Manson has been instrumental in securing financings and developing structures and strategies for companies in their start-up stage and has extensive experience in the administration of public companies.  In addition to serving as President of Sea Breeze Power Corp. he is also president of a management consulting firm, Banks Island Management Services Inc.

Ken Puryear
Mr. Puryear is co-owner of Pioneer Nursery of Visalia, California. Pioneer Nursery has been the primary supplier of pistachio rootstock to California for over 30 years. Its patented Pioneer gold rootstock, which is Verticillium wilt-resistant, is the variety of choice by most California growers. More than three million Pioneer Gold trees have been planted in California orchards since release in 1981.

Mr. Puryear is Secretary and a Board Member of Pistachio Growers, Inc., a California Co-op responsible for marketing its members' pistachio production.

A Commissioner of the California Pistachio Commission from 1989 through 1994, he was re-elected in 1998 through 2004.

Currently, Mr. Puryear is involved in several other successful partnerships and corporations specializing in plant breeding, farm management and pistachio developments.

Jan Campfens, M.A. Sc., MRM, MBA, CFA
Mr. Campfens holds a Chartered Financial Analyst designation, along with an MBA in Finance from the University of Ottawa, a Masters of Resource and Environmental Management from Simon Fraser University and a Masters degree in Chemical Engineering from the University of Toronto. He has extensive experience working with both private and public sector clients in the energy sector.

Mr. Campfens worked for two years with the PriceWaterhouseCoopers team that advised the Ontario government on restructuring the provincial electricity market. He has also led a market analysis of the east coast petroleum industry for the Federal Competition Bureau, worked as a Research Associate in the Business and Environment Group at the Conference Board of Canada, worked in the Energy Research Group at Simon Fraser University and advised various companies in the wind energy sector on strategic and financing issues.

He has further regulatory reform, electricity sector, and energy sector experience through his prior affiliations at the Conference Board of Canada and the Energy Research Group of Simon Fraser University. As President of Baan Strategies Inc., Mr. Campfens advised Canadian wind developers and turbine manufacturers on financing and strategy issues.  Mr. Campfens is currently serving as a director for the CFA Vancouver Chapter.

William P. Harland, P.Eng.
Mr. Harland is a consultant with more than 40 years of water resource, hydroelectric, and environmental experience, and has acted as a specialist consultant to the Asian Development Bank and the Canadian International Development Agency (CIDA) on a number of projects in developing countries. He has directed feasibility studies, supervised project design, and managed construction for water resource and hydroelectric projects in Canada and overseas. From 1985 to 1988 he served as Project Manager on the CIDA-sponsored feasibility study for the 16,750 MW Three Gorges Project on the Yangtze River in China.

Eugene A. Hodgson
Mr. Hodgson is a graduate of the University of Calgary and holds a Bachelor of Arts Degree in Political Science and was the recipient of the Queen’s Silver Jubilee Medal. As director of Corporate Development for Vancouver-based Intrawest Corporation from 1990 to 1995, Mr. Hodgson negotiated millions in infrastructure funds from the Quebec and federal governments that were critical to developing the Mont Tremblant ski resort.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

He has served on the boards of various corporations including Grandfield Pacific Corporation, a TSX listed company, First Class Systems Inc., Arimex Resources Inc., Equitable Real Estate Investment Corp. and Amwest Properties Inc., and is the founding partner and president of Seeds Capital Inc., a venture capital and investment banking enterprise. Mr. Hodgson also heads E. A. Hodgson and Associates Inc., a management-consulting firm.

Mr. Hodgson has volunteered on various business and community associations including the Vancouver Board of Trade as a director and Chair of its Communications Committee, PACE and the National Tourism Advisory Board.  Mr. Hodgson currently sits on the boards of three reporting issuers other than the Company: Grandfield Pacific Inc., Timmins Gold Corp. and ALDA Pharmaceuticals Corp.

Resja Campfens. B.F.A., MBA
Ms. Campfens is the coordinator of the Environmental Assessment process for Sea Breeze Power. Ms. Campfens has over ten years of project management experience, including managing a large art production studio in New York City, where she organized over 100 international art exhibitions and oversaw a permanent production staff. Her skills include designing, planning and executing complex projects, as well as managing the related administrative responsibilities. Ms. Campfens' decision to apply her management skills to the Environmental Assessment process for Sea Breeze was influenced by her convictions as an environmentalist.

Sam Kenny
Mr. Kenny is a graduate of Simon Fraser University, where he holds a degree in Communication.  He was appointed Corporate Secretary of the Company in 2005 after working in a variety of administrative positions in the Company for two years prior.

Identification of Certain Significant Employees

The below employee(s) are not executive officers of Sea Breeze but make or are expected to make a significant contribution to the Company.

Danijela Vecei
Ms. Vecei, joined Sea Breeze as a Meteorologist in May 2004 where she developed a 12-step program for the quality control of wind measurements. From January 2005 to April 2006, Ms. Vecei took over duties of Senior Meteorologist, where she managed the data collection, analysis and quality control program, the wind resource assessment and wind farm modelling. She returned to the company as Consulting Meteorologist in 2007. She took on the role of Senior Meteorologist again in March 2008.

Ms. Vecei obtained a M.Sc. from McGill University in 2003 with McGill's Radar Group. Her experiences include Gaussian dispersion modeling, algorithm development and scientific data analysis obtained from a variety of meteorological instruments. has been a Senior Meteorologist with the Company for the past two years. In addition to the contribution she is making to Sea Breeze, Ms. Rucker was employed as a Post-doctoral Researcher at the National Oceanic and Atmospheric Administration (NOAA) in Boulder, CO from January 2005 to April 2006.  She has also held the position of a Sessional Instructor at the University of British Columbia since 2001.

Family relationships

The only family relationship between Sea Breeze’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers is between the Company’s Chief Financial Officer, Jan Campfens, and his sister the Vice President, Environmental Affairs, Resja Campfens.

Involvement in certain legal proceedings

To the best of the Company’s knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person:

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

1.	has filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	has been convicted of a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

4.
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

5.
been found by a court of competent jurisdiction (in a civil action), or by the Commission to have violated a federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

6.
been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or findings by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Promoters and control persons

The Company has not had a promoter or a control person at any time during the past five fiscal years

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Compliance with Section 16(a) of the Exchange Act

The below table identifies the directors, officers or beneficial owners holding more than 10% of Sea Breeze Power’s common shares that failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act from the time the Company became a domestic issuer to the fiscal year ending December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Director, Officer or Beneficial Owner (10%)	No. of Late Reports	No. of Transactions that were not reported on a timely basis	Failure to file a required Form
Sam Kenny Corporate Secretary	1 (Form 3)	1	N/A
Jan Campfens Chief Financial Officer	1 (Form 3)	2	N/A
Henry Anderson III	1 (Form 3)	1	N/A
Director and Beneficial Owner	1 (Form 4)	1
Kenneth Puryear Director	1 (Form 3)	5	N/A
Louis Sweet Beneficial Owner	1 (Form 3)	4	N/A
Mark Hoffman Director	1 (Form 3)	4	N/A
Charles Eckberg Director	1 (Form 3)	3	N/A
William Harland VP, Project Development	1 (Form 3)	2	N/A
Marion Hoffman Beneficial Owner	1 (Form 3)	2	N/A

Code of Ethics

Sea Breeze has not yet adopted a corporate code of ethics. The Company’s Board of Directors will be considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to such code.

Nominating committee

Sea Breeze Power does not have a “standing nominating committee” or a committee performing similar functions as described in Item 407(c)(3) of Regulation S-K. The Company’s Board of Directors has decided that such a committee is not necessary, as they adhere to the provisions of the Business Corporations Act of British Columbia (“BCA”).  As stated in the BCA, the term of office of each of the current directors will end at the conclusion of the Company’s Annual General Meeting.  Unless the director’s office is earlier vacated in accordance with the provisions of the BCA and Sea Breeze’s Articles, each director elected will hold office until the conclusion of the next annual general meeting of the Company, or if no director is then elected, until a successor is elected.

The directors who participate in the consideration of director nominees are the current Board of Directors which, as of December 31 2005, consisted of:

(i)	Paul B. Manson
(ii)	Henry P. Anderson, III

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

(iii)	Ken Puryear
(iv)	Mark Hoffman
(v)	Charles Eckberg

All of the Company’s directors are elected annually by the shareholders at the Annual General Meeting. Sea Breeze has not had any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit committee

Sea Breeze has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).

Audit committee financial expert

Sea Breeze’s Board of Directors has determined that the Company’s Directors, Paul Manson and Charles Eckberg, are financial experts and are serving on the Audit Committee.  Mr. Eckberg is classified as “independent”, as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

This committee is directed to assist the board of directors in fulfilling its financial oversight responsibilities. The Audit Committee will review and consider, in consultation with the auditors, the financial reporting process, the system of internal control and the audit process. The Audit Committee is directly responsible for overseeing the work of external auditors in preparing or issuing the auditor’s report, including the resolution of disagreements between management and the external auditors regarding financial reporting and audit scope or procedures.

The Audit Committee is directed to consider whether adequate controls are in place over annual and interim financial reporting as well as controls over assets, transactions and the creation of obligations, commitments and liabilities of the Registrant. The Audit Committee reviews the financial statements and financial information prior to its release to the public. All non-audit services which are proposed to be provided by the external auditors to the Registrant or any subsidiary of the Registrant are subject to the prior approval of the Audit Committee. The Audit Committee is directed to regularly update the Board of Directors about committee activities and make appropriate recommendations.

The Audit Committee is comprised of a minimum of three members of the Registrant’s board of directors, a majority of whom must not be officers, employees or control person of the Registrant. Each member must be financially literate or must be financially literate within a reasonable period of time after his or her appointment. At least one member must have accounting or related financial management expertise. Members may be appointed any time by the Board of Directors. The Board, in its discretion may change the membership and fill vacancies in the Audit Committee, otherwise, Audit Committee members shall serve until his or her successor is appointed or until his or her earlier resignation. The members of the Registrant’s Audit Committee are Paul Manson, Charles Eckberg and Mark Hoffman.

Sea Breeze does not have a remuneration or compensation committee.

Item 11.	Executive Compensation

As Sea Breeze qualifies as a smaller reporting company, as defined by §229.10(f)(1), the information provided below is in compliance with Regulation S-K, Item 402 (m) through (r) and is intended to provide the reader with a clear, concise and understandable disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s executive officers and directors.

The following table sets forth information with respect to compensation paid by Sea Breeze to the Chief Executive Officer and most highly compensated executive officers, whose total compensation exceeds $100,000, during the six most recent fiscal years.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Summary Compensation Table for the years ending Dec 31 2003 to 2008 (inclusive)
(reported in Canadian dollars)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards* ($)	Nonequity deferred compensation earnings ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul B. Manson 1	2003	NIL	NIL	NIL	128,033	NIL	NIL	72,000	200,033
President & CEO	2004	NIL	NIL	NIL	165,706	NIL	NIL	72,000	237,706
	2005	NIL	NIL	NIL	655,532	NIL	NIL	72,000	727,532
	2006	NIL	NIL	NIL	6,503	NIL	NIL	72,000	78,503
	2007	NIL	NIL	NIL	130,645	NIL	NIL	74,400	205,045
	2008	NIL	NIL	NIL	70,471	NIL	NIL	79,200	149,671
Jan Campfens 2	2003	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
CFO	2004	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	2005	NIL	NIL	NIL	214,170	NIL	NIL	72,000	286,170
	2006	NIL	NIL	NIL	40,960	NIL	NIL	72,000	112,960
	2007	NIL	NIL	NIL	90,000	NIL	NIL	74,400	164,400
	2008	NIL	NIL	NIL	101,200	NIL	NIL	79,200	180,400
A. Duggleby 3	2003	NIL	NIL	NIL	32,260	NIL	NIL	72,000	104,260
Former COO	2004	NIL	NIL	NIL	111,690	NIL	NIL	86,440	198,130
	2005	NIL	NIL	NIL	NIL	NIL	NIL	54,000	54,000
	2006	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
E. Hodgson 4	2003	NIL	NIL	NIL	32,260	NIL	NIL	78,500	110,760
Former CFO	2004	NIL	NIL	NIL	241,550	NIL	NIL	84,000	325,550
	2005	NIL	NIL	NIL	NIL	NIL	NIL	72,000	72,000
	2006	NIL	NIL	NIL	20,480	NIL	NIL	72,000	92,480
	2007	NIL	NIL	NIL	NIL	NIL	NIL	6,000	6,000
	2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

*	The Option Awards (f) is based on the fair value as of the grant date. The Black Sholes model has been used to make the calculations for each year.

Notes to Summary Compensation Table

1
Paul B. Manson was elected as an officer and director in January 2001. In 2003, he was granted all options to a company he owns.  In 2004, his options were granted to two companies he owns.  In 2005, he was granted 100,000 in his name and 1,153,168 to a Company he owns.  The remaining 1,153,168 options granted in 2005 are held by a company in which Mr. Manson is an executive officer.  Mr. Manson’s salary of $72,000 was paid via a Management Agreement between the Company and Banks Island Management Services Inc. dated January 1, 2001. (Note: Mr. Manson’s Management Agreement has not been filed as an Exhibit, as the Canadian regulatory body does not require material contracts to be filed that were entered into prior to January 1, 2002.)

2	Jan Campfens was appointed Chief Financial Officer of the Company on February 1, 2005.

3
Anthony O. Duggleby was elected director during the annual and extraordinary general meeting held on June 27, 2005, but submitted his resignation effective June 27, 2005. Mr. Duggleby was not re-appointed as Chief Operating Officer.  Mr. Duggleby’s salary of $54,000 was paid via a Management Agreement between the Company and Inverness Management Group Inc. dated December 21, 2002. The other income of $5,440 was compensation paid pursuant to an Employment Agreement between Powerhouse Electric Corp, a subsidiary of Sea Breeze, and Mr. Duggleby dated January 1, 2003. (In 2004, the $5,440 was added to other compensation of $81,000 to total the $86,440 reported in column (i).)  (Note: a copy of Mr. Duggleby’s Management Contract and Employment Agreement was included as an exhibit to a previous SEC filing.)

4
Eugene Hodgson resigned as Chief Financial Officer and was appointed Vice-President Government Relations on February 1, 2005. The Company paid Mr. Hodgson $36,000 for public relations and governmental advisory services and $36,000 for public relations services in 2005.  (Note: a copy of Mr. Hodgson’s Management Agreement was included as an exhibit to a previous SEC filing.)

Narrative disclosure to Summary Compensation Table

Instead of reporting the directors and officers compensation under column (c) of the “Summary Compensation Table”, it was listed under column (i), “All other compensation”, as the remuneration was in the form of consulting fees not a fixed salary.  The amounts listed under column (i), refer to the consulting fees the Company paid to these individuals as per the verbal or written agreements entered into by the two parties.  The compensation is not for the individual’s services as a director or officer to the Company.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

The Option Awards are summarized under column (f) of the above table.  None of the options during the year ended December 31, 2005 were repriced or otherwise materially modified, i.e. extension of exercise periods.

Sea Breeze has Employment and/or Management Contracts with four of its executive officers. The terms and conditions of each of these contracts are as follows:

(i)
The Company’s President and CEO, Paul Manson, entered into a Management Contract (the “Agreement”) with Sea Breeze on January 1, 2001 via Mr. Manson’s company, Banks Island Management Services Inc.  As compensation for the senior management services provided, the Agreement stipulates payment of $6,000 per month for the term of the Agreement. On September 1, 2007 the parties amended the Agreement to increases the compensation to $6,600 per month.

(ii)
Anthony Duggleby, former director and Chief Operating Officer, entered into a Management Contract (the “Agreement”) with the Company on December 21, 2002 via his company, Inverness Management Group Inc.  As compensation for management services, the Company agreed to pay $6,000 per month, to an including the month in which the Company receives its first project approval certificate, and thereafter a management fee equal to $9,000 per month.  The term of the Agreement was for three years with an automatic renewal for a further year unless either party gave written notice to terminate the Agreement.  The Agreement was terminated on June 27, 2005.

An Employment Agreement was entered into between Powerhouse Electric Corp, a subsidiary of Sea Breeze, and Mr. Duggleby on January 1, 2003. The Employment Agreement employed Mr. Duggleby as a Supervisor of Field Operations with a compensation rate of $500 per month for a minimum term of three years.  The Employment Agreement was terminated on June 27, 2005.

(iii)
On February 1, 2005, Eugene Hodgson resigned as the Company’s Chief Financial Officer and on June 27, 2005, he resigned as a director of the Company but continued to act as an officer of Sea Breeze in the capacity of Vice-President Government Relations. The Company paid Mr. Hodgson $6,000 per month for public relations and governmental advisory services, as per the Management Agreement executed on March 1, 2004 with Mr. Hodgson’s company, E.A. Hodgson & Associates Inc. until his resignation on January 31, 2007.

(iv)
On February 1, 2005, the Company entered into a Management Contract (the “Agreement”) with Baan Strategies Inc., a company controlled by Mr. Jan Campfens.  As compensation for the senior management services provided, the Agreement stipulates payment of $6,000 per month for the term of the Agreement.  On September 1, 2007 the parties amended the Agreement to increase the compensation to $6,600 per month.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Outstanding Equity Awards at Fiscal Year-End (for the year ended Dec 31 2005)
(reported in Canadian dollars)

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry P. Anderson III Director	33,333	66,667		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL
Charles Eckberg Director	33,333	66,667		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL
Mark Hoffman Director	33,333	66,667		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL
Kenneth Puryear Director	33,333	66,667		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL
Paul B. Manson CEO	1,604,224	802,112		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL
Jan Campfens	133,333	66,667		CDN$1.00	Feb 17 ‘08	NIL	NIL	NIL	NIL
CFO	33,333	66,667		US$0.60	Oct 14 ‘08
William P. Harland VP, Proj. Dev.	33,333	66,667		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL
Eugene A. Hodgson VP, Gov. Relations	NIL	NIL		NIL	n/a	NIL	NIL	NIL	NIL
Resja Campfens VP, Env. Affairs	33,333	66,667		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL
Sam Kenny Corporate Secretary	16,666	33,334		US$0.60	Oct 14 ‘08	NIL	NIL	NIL	NIL

Notes to Outstanding Equity Awards at Fiscal Year-End Table

1
Mr. Manson beneficially owns 100,000 in his name and 1,153,168 of the options beneficially through a Company he owns.  The remaining 1,153,168 options are held by a company in which Mr. Manson is an executive officer.

•	The Company’s stock closed at CDN$0.92 (US$0.74) on February 17, 2005 and CDN$0.69 (US$0.58) on October 14, 2005, as per the trading summary on the Toronto Stock Exchange.

•	None of the unexercised options held at the end of the fiscal year end were “in-the-money” as the year end stock price was CDN$0.60 (US$0.51).

Additional narrative disclosure

Sea Breeze had granted a total of 12,141,841 options as of the fiscal year end of December 31 2005.  During 2005, 5,121,336 of those options were granted.  The shareholders had approved a total of 12,201,841 options under the Stock Option Plan.  60,000 options remained available for future issuance as of Dec 31 2005.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Director Compensation for the year ended Dec 31 2005
(reported in Canadian dollars)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry P. Anderson III	NIL	NIL	52,310	NIL	NIL	NIL	52,310
Charles Eckberg	NIL	NIL	52,310	NIL	NIL	NIL	52,310
Mark Hoffman	NIL	NIL	655,532	NIL	NIL	NIL	655,532
Ken Puryear	NIL	NIL	52,310	NIL	NIL	NIL	52,310

Note(s) to Director Compensation table

1.	Paul B. Manson’s compensation has been fully reflected in the Summary Compensation Table

2.	None of the directors exercised any options during fiscal year 2005. The amount of Option Awards for each director remained unchanged as of December 31, 2005.

Narrative to Director Compensation table

The Company does not compensate its directors for their services as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors makes separate remuneration to any director undertaking services on behalf of the Company, other than services ordinarily required of a director. No director received any compensation for his or her services as a director, including any committee participation or special assignments.

The Company did not award any long term incentive plan (“LTIP”) to any executive officer or director during the most recently completed financial year, whether such performance is measured by reference to Sea Breeze’s financial performance, stock price or any other measure.

(Note: a long term incentive plan (“LTIP”) is “a plan providing compensation intended to motivate performance over a period greater than one financial year” and does not include option or stock appreciation rights (“SARs”) plans or plans for compensation through shares or units that are subject to restrictions on resale.)

Compensation Committee

Sea Breeze does not have a standing compensation committee or committee performing similar functions, as the Company does not compensate its directors or executive officers for the services ordinarily required of a director or officer, including any committee participation or special assignments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Market price of any dividends on the Company’s common equity and related stockholder matters

Securities authorized for issuance under equity compensation plans

During the 2005 Annual General Meeting the shareholders of Sea Breeze approved the Company’s Stock Option Plan. Under the policies of the TSX Venture Exchange (“TSXV”), Sea Breeze may grant incentive stock options up to a total of 20% of the Company’s issued and outstanding common shares of 61,009,205 issued as of the record date of May 13, 2005.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

The Company authorized the issuance of equity securities, with respect to compensation plans, as follows:

Equity Compensation Plan Information as of December 31 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
	12,141,841	1	$0.62	60,000
Equity compensation plans	1,250,000	2	$0.93	N/A
Approved by security holders	3,047,751	3	$0.36	N/A
	4,105,625		$0.19	N/A
Equity compensation plans not Approved by security holders	NIL		N/A	NIL
Total	20,545,217			60,000

1
Sea Breeze had granted 12,141,841 options as of Dec 31 2005.  5,121,336 of those options were granted during the fiscal year of 2005.  The shareholders had approved a total of 12,201,841 options under the Stock Option Plan.  60,000 options remained available for future issuance as of Dec 31 2005.

2
1,250,000 warrants were issued from a private placement that closed on November 1, 2005.  The expiry date on the warrants is November 1, 2007 with an exercise price, over the next two years, of US$0.80 and US$1.00.

3
On May 7, 2003 a convertible debenture was issued for US$683,000 (CDN$1,000,000 at exchange rate 1.3909). The expiry date of this debenture is May 7, 2008 and, as of December 31, 2005,  $58,345 has been converted.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2005, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of Sea Breeze, and (iii) all directors and executive officers of us as a group. The computation is based upon 63,972,476 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Security Ownership of Certain Beneficial Owners
Common	Hoffman Ventures 1 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6SA	4,130,971	6.46%
Common	CCH Ventures Inc. 2 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	223,500	0.35%

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	C. Chase Hoffman 3 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	7,057,978	11.03%
Common	Hoffman–Seabreeze LLC 4 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	4,000,000	6.25%
Common	Louis J. Sweet 5 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	9,899,104	15.47%
Security Ownership of Management
Common	Henry P. Anderson III 6 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	11,867,902	18.55%
Common	Charles Eckberg 7 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	0	0.00%
Common	Mark E. Hoffman 8 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	298,000	0.47%
Common	Paul B. Manson 9 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	459,065	0.72%
Common	Ken Puryear 10 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	11,815,489	18.47%
Common	Jan Campfens 11 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	0	0.00%
Common	William P. Harland 12 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	0	0.00%
Common	Eugene A. Hodgson 13 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	0	0.00%
Common	Resja Campfens 14 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	0	0.00%
Common	Sam C. Kenny 15 c/o 1400, 333 Seymour St. Vancouver, BC V6B 5A6	5,000	0.01%
	All Executive Officers and Directors as a Group	29,701,699 16	46.43%

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

1	Mark Hoffman owns 25% of Hoffman Ventures. Mr. Hoffman is a director of Sea Breeze Power Corp.

2
CCH Ventures Inc. is controlled by Paul Manson who is a director and officer of Sea Breeze Power Corp.  Mark Hoffman has indirect ownership of CCH Ventures. Mr. Hoffman is a director of Sea Breeze Power Corp.

3	C. Chase Hoffman passed away on November 18th 2005. His holdings in Sea Breeze Power Corp. were not transferred until early 2006, as per an Investment Agreement dated November 18th 2005.

4	Hoffman - Seabreeze LLC is controlled by Mark Hoffman. Mr. Hoffman is a director of Sea Breeze Power Corp.

5
Louis J. Sweet directly owns 9,395,867 common shares of Sea Breeze Power Corp.  In addition, 503,237 common shares of the Company are held by Sweet Trading Inc. of which Mr. Sweet is the controlling shareholder.

6	Mr. Anderson III was elected as a director on June 30, 1999.

7	Mr. Eckberg was elected as a director on June 21, 2006

8	Mr. Hoffman served as an officer from June 6, 2003 to June 27, 2005. Mr. Hoffman was elected as a director on June 27, 2005. He owns 25% of Hoffman Ventures.

9
Paul Manson’s common shares in Sea Breeze Power Corp. are held by the following companies: (i) Banks Island Management Services owns 12,000 shares of the Company; and (ii) Teson Holdings Inc. owns 447,065 shares of the Company.  Mr. Manson is the controlling shareholder of Banks Island Management Services and Teson Holdings Inc.  Mr. Manson was elected as an officer and director of Sea Breeze Power Corp. on June 6, 2003. Mr. Manson served as Corporate Secretary from January 1, 2001 to June 6, 2003. He is the President and CEO of Sea Breeze.

10	Mr. Puryear was elected as a director on June 27, 2005.

11	Mr. Campfens was elected as an officer on February 1, 2005. He is the Chief Financial Officer of Sea Breeze.

12	Mr. Harland was elected as an officer on June 28, 2004. He is the Vice President, Project Development of Sea Breeze.

13	Mr. Hodgson served as a director from June 6, 2003 to June 27, 2005. Mr. Hodgson was elected as an officer on June 28, 2004. He is the Vice President, Government Relations of Sea Breeze.

14	Ms. Resja was elected as an officer on October 14, 2004. She is the Vice President, Environmental Affairs of Sea Breeze.

15	Sam Kenny was elected as an officer on June 27, 2005. He is the Corporate Secretary of Sea Breeze.

16	This figure includes the holdings of Hoffman Ventures (25%), CCH Ventures Inc. (100%) and Hoffman-Seabreeze LLC (100%).

Changes in Control

The Company does not currently have any arrangements which would result in a change of control of the Registrant.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

There have been no transactions, in Sea Breeze’s 2005 fiscal year, in which the Company and a director, executive officer or related person had a direct or indirect material interest in a transaction where the amount involved exceeded US$120,000.

In 2006 the Company was loaned funds from three separate directors in the amount of US$140,000.  In 2007 and 2008 there were eight loans to the Company from directors in excess of US$120,000. All loans made during this period earn interest at 10% per annum, are unsecured and due on demand. As of the date of this filing, no repayment of principal or interest has occurred.  The details of each loan has been summarized in the below table:

Transactions from Directors or companies controlled by Directors
(exceeding US$120,000)

Date	Amount (USD$)	Lender
08/05/2006	140,000 1	Moranbah Farms (Henry Anderson)
08/05/2006	140,000 1	Oodela Farms (Ken Puryear)
16/06/2006	140,000 1	Mark Hoffman
03/04/2007	160,000 2	Mark Hoffman
18/07/2007	204,000 2	Moranbah Farms (Henry Anderson)
19/07/2007	204,000 2	Oodela Farms (Ken Puryear)
31/10/2007	142,000 2	Moranbah Farms (Henry Anderson)
31/10/2007	142,000 2	Oodela Farms (Ken Puryear)
12/05/2008	140,000 3	Oodela Farms (Ken Puryear)
12/05/2008	140,000 3	Moranbah Farms (Henry Anderson)
26/05/2008	140,000 3	Mark Hoffman

1 Principal used to participate in Convertible Debenture #4
2 Principal used to participate in Convertible Debenture #5
3 Principal used to participate in Convertible Debenture #6

Review, approval or ratification of transactions with related persons

Sea Breeze does not have a written policy and procedures manual outlining how the Company reviews, approves and ratifies transactions with persons or entities related to them.  When necessary, the Board of Directors will address the individual situation at a Board Meeting and, upon review of the circumstances, decide on the best course of action for the Company. The Board’s decision is then documented in the Company’s corporate minute book for future reference.

Promoters and certain control persons

The Company has not had any transactions with promoters.

Director independence

At the date of filing this report, Sea Breeze had the following directors on its’ Board of Directors:

Henry P. Anderson III
Charles Eckberg
Mark Hoffman
Paul B. Manson
Ken Puryear

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

All of the abovementioned directors are deemed “independent” as per the independence standards applicable to the Company.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last four fiscal years for professional services rendered by the principal auditor, Morgan & Company, for the audit of our annual financial statements and review of financial statements in connection with statutory and regulatory filings or engagement for the last two fiscal years, are as follows:

Nature of Services	Fees Paid to Auditor in Year Ended Dec 31, 2004	Fees Paid to Auditor in Year Ended Dec 31, 2005	Fees Paid to Auditor in Year Ended Dec 31, 2006	Fees Paid to Auditor in Year Ended Dec 31, 2007
Audit Fees	$27,525	$34,000	$75,000	$76,500

Note: Morgan & Company has not, as of December 31st 2005, charged the Company for review of the financial statements, prepared under US GAAP, included in our Form 10-K. This fee will be incurred in fiscal year 2009.

“Audit Fees” include fees necessary to perform the annual audit and quarterly reviews of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

Audit-Related Fees

“Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

The aggregate fees billed in each of the last four fiscal years for assurance and related services, by Morgan & Company, that are reasonably related to the performance of the audit or review of the Company’s financial statements are as follows:

Nature of Services	Fees Paid to Auditor in Year Ended Dec 31, 2004	Fees Paid to Auditor in Year Ended Dec 31, 2005	Fees Paid to Auditor in Year Ended Dec 31, 2006	Fees Paid to Auditor in Year Ended Dec 31, 2007
Audit – Related Fees	$1,650	$4,500	$3,600	$	NIL

Tax Fees

“Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees”. This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.

The aggregate fees billed in each of the last four fiscal years for professional services rendered by Morgan & Company for tax compliance, tax advice and tax planning are as follows:

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

Nature of Services	Fees Paid to Auditor in Year Ended Dec 31, 2004		Fees Paid to Auditor in Year Ended Dec 31, 2005	Fees Paid to Auditor in Year Ended Dec 31, 2006		Fees Paid to Auditor in Year Ended Dec 31 2007
Tax Fees	$	NIL	$2,500	$	NIL	$11,500

All Other Fees

“All Other Fees” include all other non-audit services.  The aggregate fees billed in each of the last two fiscal years for products and services provided by Morgan & Company are as follows:

Nature of Services	Fees Paid to Auditor in Year Ended December 31, 2004	Fees Paid to Auditor in Year Ended December 31, 2005	Fees Paid to Auditor in Year Ended Dec 31 2006	Fees Paid to Auditor in Year Ended Dec 31 2007
All Other Fees	$666	$666	$666	$666

Audit Committee’s Pre-Approval Policies and Procedures

As described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, the Audit Committee has, when possible, obtained an estimate for the services to be performed by Morgan & Company.

The Audit Committee, in accordance with the Company’s procedures, approved all of the services described above. With the adoption during fiscal 2005 of Sea Breeze’s Audit Committee Charter (see Exhibit 99.1) all non-audit services (being services other than services rendered for the audit and review of the financial statements or services that are normally provided by the external auditor in connection with statutory and regulatory filings or engagements) which are proposed to be provided by the external auditors to the Company or a subsidiary, shall be subject to the prior approval of the Audit Committee.

The Audit Committee may satisfy the requirement for the pre-approval of non-audit services pursuant to a de minimus exception before the completion of the engagement or by adopting specific policies and procedures for the engagement of non-audit services. The Audit Committee may also delegate to one of its members the ability to approve such non-audit services on behalf of the Audit Committee. Any approval by such director shall be brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit.

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Number	Exhibit Table	Page No.
	All financial statements and schedules required to be filed by Item 8 of the Form 10K	FSi-FSxxxvi

(3)(i)*	Articles of Incorporation	-

(3)(ii)*	By-laws	-

(4)	Instruments defining the rights of security holders, including indentures (to be filed with each Form 10K)	4i-4ii

(10)	Material Contracts	-
(10)(i)*	Management Contract dated December 21, 2002 with Inverness Management Group Inc. (Anthony Duggleby)	-
(10)(ii)*	Employment Agreement dated December 31, 2002 with Anthony O. Duggleby	-
(10)(iii)*	Management Agreement dated March 1, 2004 with E.A. Hodgson & Associates Inc.	-

(21)	Subsidiaries of the Registrant	21i

(31)(i)	Rule 13a-14(a)/15d-14(a) Certification for the Chief Executive Officer	31i
(31)(ii)	Rule 13a-14(a)/15d-14(a)Certification for the Chief Financial Officer	31ii

(32)(i)	Section 1350 Certification for the Chief Executive Officer	32i
(32)(ii)	Section 1350 Certification for the Chief Financial Officer	32ii

(99)	Audit Committee Charter	99i-99v

* previously filed

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEA BREEZE POWER CORP.
(Registrant)

/s/ Paul Manson	Date: June 25, 2009
Paul Manson Director, President and CEO

/s/ Jan Campfens	Date: June 26, 2009
Jan Campfens Chief Financial Officer

/s/ Samuel Chow	Date: June 25, 2009
Samuel Chow Controller

/s/ Henry P. Anderson III	Date: June 25, 2009
Henry P. Anderson III Director

/s/ Mark Hoffman	Date: June 25, 2009
Mark Hoffman Director

/s/ Charles Eckberg	Date: June 25, 2009
Charles Eckberg Director

/s/ Ken Puryear	Date: June 25, 2009
Ken Puryear Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul Manson	Date: June 25, 2009
Paul Manson Director, President and CEO

/s/ Jan Campfens	Date: June 26, 2009
Jan Campfens Chief Financial Officer

SEA BREEZE POWER CORP	SEC Form 10-K
for the period ending December 31, 2005

/s/ Samuel Chow	Date: June 25, 2009
Samuel Chow Controller

/s/ Henry P. Anderson III	Date: June 25, 2009
Henry P. Anderson III Director

/s/ Mark Hoffman	Date: June 25, 2009
Mark Hoffman Director

/s/ Charles Eckberg	Date: June 25, 2009
Charles Eckberg Director

/s/ Ken Puryear	Date: June 25, 2009
Ken Puryear Director

Exhibit
Financial Statements

EXHIBIT

FINANCIAL STATEMENTS

SEA BREEZE POWER CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

(Stated in Canadian Dollars)

page FS-i

Exhibit
Financial Statements

Exhibit Page

Report of Independent Registered Public Accounting Firm	FS iii

Consolidated Balance Sheets as of December 31, 2007, 2006 and 2005	FS iv

Consolidated Statements of Net Loss for the Years Ended December 31, 2007, 2006, 2005 and 2004 and for the period from inception of development stage activities, July 7, 1999 to December 31, 2007	FS v - vi

Consolidated Statement of Stockholders’ (Deficiency) Equity for the years from the inception of development stage activities, July 7, 1999 to December 31, 2007	FS vii - x

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, 2005 and 2004 and for the period from inception of development stage activities, July 7, 1999 to December 31, 2007	FS xi - xii

Notes to the Consolidated Financial Statements	FS xiii - xxxvi

page FS-ii

Exhibit
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Sea Breeze Power Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Sea Breeze Power Corp. (a development stage company) (the “Company”) as of December 31, 2007, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the four years in the period ended December 31, 2007, and for the cumulative period from July 7, 1999 (date of inception of development stage) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007, 2006 and 2005 and the results of its operations and its cash flows for each of the four years in the period ended December 31, 2007, and for the cumulative period from July 7, 1999 (date of inception of development stage) to December 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its development activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

April 25, 2008, except for Note 18, as to which the date is April 27, 2009	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Suite 1488 – 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. VZY 1A1

page FS-iii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in Canadian Dollars)

	DECEMBER 31
	2007	2006	2005

ASSETS
Current
Cash and cash equivalents	$167,187	$222,866	$182,227
Accounts receivable	114,960	71,386	52,163
Available for sale securities	750	3,195	9,250
Prepaid expenses and deposits	41,976	41,906	63,368
	324,873	339,353	307,008

Restricted Cash (Note 3)	-	-	100,000
Security Deposits (Note 3)	56,737	43,087	50,802
Investment In Partnership (Note 4)	1	1	1
Investment In Joint Venture (Note 5)	19,548	64,949	573,256
Property And Equipment (Note 6)	204,332	205,656	213,927

	$605,491	$653,046	$1,244,994

LIABILITIES
Current
Accounts payable and accrued liabilities	$344,993	$405,875	$345,003
Payable to related parties (Note 7)	1,024,412	844,958	314,304
	1,369,405	1,250,833	659,307

Long Term Debt (Note 9), net of debt discount of $1,430,386 (2006 - $120,831; 2005 - $212,394)	2,027,017	793,004	729,257
	3,396,422	2,043,837	1,388,564
STOCKHOLDERS’ DEFICIENCY

Preferred stock, no par value, Authorized shares: 20,000,000, Issued and outstanding: Nil (2006, 2005 – Nil)	-	-	-
Common stock, no par value, Authorized shares: unlimited, Issued and outstanding: 72,085,960 (2006 – 70,951,709; 2005 – 63,972,476) (Note 10)	17,524,274	16,922,699	14,632,543
Additional Paid In Capital	14,574,745	11,234,065	9,883,946
Special Warrants (Note 11)	245,047	352,848	437,844
Commitment To Issue Shares (Note 9)	1,630,032	395,606	294,367
Deficit Accumulated During The Development Stage	(36,763,219)	(30,296,644)	(25,398,960)
Accumulated Other Comprehensive (Loss) Income	(1,810)	635	6,690
	(2,790,931)	(1,390,791)	(143,570)

	$605,491	$653,046	$1,244,994

Approved on behalf of the Board of Directors:

“Paul B. Manson”	“Henry P. Anderson, III”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

page FS-iv

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF NET LOSS
(Stated in Canadian Dollars)

	YEARS ENDED DECEMBER 31				FROM JULY 7 1999 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31
	2007	2006	2005	2004	2007

General and Admin. Expenses
Accounting and audit	$169,070	$183,055	$159,268	$101,394	$840,590
Consulting	39,918	149,597	249,436	286,415	1,483,778
Depreciation	24,905	26,187	28,403	26,255	120,262
Filing fees	17,726	21,737	29,048	11,701	123,528
Foreign exchange (gain) loss	(185,367)	27,936	(18,811)	(16,492)	(156,667)
Legal fees	14,529	79,921	121,207	92,839	754,874
Office and rent	493,253	454,261	314,914	289,336	1,895,247
Project development costs (Note 12)	2,593,457	1,661,784	877,766	1,025,169	14,397,647
Public relations and travel	81,643	110,622	168,132	298,844	1,305,813
Shareholder’s information	29,404	1,815	9,030	7,750	114,762
Stock based compensation	1,812,124	1,396,123	2,065,172	1,622,076	7,777,095
Salaries and benefits	530,299	481,450	481,141	247,087	2,033,851
Transfer agent	11,986	16,487	14,627	13,054	94,975
Total Expenses	5,632,947	4,610,975	4,499,333	4,005,428	30,785,755
Loss From Operations	(5,632,947)	(4,610,975)	(4,499,333)	(4,005,428)	(30,785,755)

Service Income (Loss) During the Development Stage
Service Income	-	83,873	7,200	9,900	100,973
Cost of Service Income	-	(44,853)	(10,998)	(34,962)	(90,813)
Total Service Income (Loss) During the Development Stage	-	39,020	(3,798)	(25,062)	10,160

page FS-v

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF NET LOSS (Continued)
(Stated in Canadian Dollars)

	YEARS ENDED DECEMBER 31				FROM JULY 7 1999 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31
	2007	2006	2005	2004	2007

Other Income (Expenses)
Interest Income	10,763	9,798	6,841	2,251	132,123
Interest on long term debt	(331,650)	(110,869)	(117,265)	(101,983)	(1,804,293)
Other interest and bank charges	(53,310)	(48,186)	(33,121)	(73,667)	(293,902)
Accretion Of Discount On Long Term Debt	(317,302)	(91,566)	(106,493)	(93,333)	(2,440,500)
Shares Released From Escrow	-	-	-	-	(27,776)
Write Off (Recovery) Of Related Party Loan	-	-	(10,000)	40,000	(10,000)
Write Down Of Investment	-	-	(9,999)	-	(178,942)
Equity In Loss Of Joint Venture	(142,129)	(84,906)	(456,161)	(207,486)	(890,682)
Total Other Expenses	(833,628)	(325,729)	(726,198)	(434,218)	(5,513,972)

Net Loss	$(6,466,575)	$(4,897,684)	$(5,229,329)	$(4,464,708)	$(36,289,567)

Loss Per Share, Basic And diluted	$0.09	$0.07	$0.08	$0.10

Weighted Average Common Shares Outstanding, Basic And diluted	71,762,147	66,543,033	61,114,876	43,966,279

The accompanying notes are an integral part of these consolidated financial statements.

page FS-vi

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
(Stated in Canadian Dollars)

	NUMBER OF SHARES	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	SPECIAL WARRANTS	COMMITMENT TO ISSUE SHARES	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
From Inception:
Shares issued prior to December 31, 1998	110	$874,617	$-	$-	-	-	-	$874,617
Adjustment to number of shares issued and outstanding as a result of the reverse merger transaction of Powerhouse Developments Inc.	(110)	-	-	-	-	-	-	-
Common stock of Powerhouse Energy Corp. at July 7, 1999	203,638	-	-	-	-	-	-	-
Shares issued in connection with the acquisition of Powerhouse Developments Inc.	1,055,000	-	-	-	-	-	-	-

Shares issued for cash:
Private Placement	306,327	1,330,000	-	-	-	-	-	1,330,000
Exercise of warrants	4,112,741	997,783	-	-	-	-	-	997,783
Exercise of special warrants	370,357	1,148,732	-	-	-	-	-	1,148,732
Exercise of stock options	935,320	429,979	-	-	-	-	-	429,979
Shares issued for non-cash:
Conversion of debentures	27,379,441	3,559,327	-	-	-	-	-	3,559,327
Beneficial conversion feature of convertible debentures	-	-	1,908,414	-	-	-	-	1,908,414
Value of warrants attached to convertible debentures	-	(1,273,238)	1,273,238	-	-	-	-	-
Special warrants issued on April 16, 2003	-	-	-	336,819	-	-	-	336,819
Stock option valuation of exercised stock options	-	53,292	(53,292)	-	-	-	-	-
Incentive stock options granted	-	-	2,941,460	-	-	-	-	2,941,460
Shares issued to settle debt	78,926	236,781	-	-	-	-	-	236,781

page FS-vii

Exhibit
Financial Statements

	NUMBER OF SHARES	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	SPECIAL WARRANTS	COMMITMENT TO ISSUE SHARES	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
Shares issued as mineral property option payment	5,000	15,000	-	-	-	-	-	15,000

Bonus shares issued	3,376,400	612,600	335,615	-	-	-	-	948,215
Shares released from escrow	-	-	27,776					27,776
Commitment to issue shares for accumulated interest payable	-	-	-	-	89,396	-	-	89,396
Unrealized loss on available-for- sale securities	-	-	-	-	-	-	1,535	1,535
Net loss since inception	-	-	-	-	-	(15,704,923)	-	(15,704,923)
Balance, December 31, 2003	37,823,150	7,984,873	6,433,211	336,819	89,396	(15,704,923)	1,535	(859,089)

Shares issued for cash:
Private placement	2,046,250	1,081,755	-	-	-	-	-	1,081,755
Exercise of warrants	18,796,956	2,678,189	-	-	-	-	-	2,678,189
Exercise of stock options	254,832	101,400	-	-	-	-	-	101,400
Shares issued for non-cash:
Special warrants issued on September 28, 2004	-	-	-	134,700	-	-	-	134,700
Stock option valuation of exercised stock options	-	97,336	(97,336)	-	-	-	-	-
Incentive stock options granted	-	-	1,622,076	-	-	-	-	1,622,076
Commitment to issue shares for accumulated interest payable	-	-	-	-	101,983	-	-	101,983
Unrealized loss on available for sales securities since inception	-	-	-	-	-	-	22,155	22,155
Net loss	-	-	-	-	-	(4,464,708)	-	(4,464,708)
Balance, December 31, 2004	58,921,188	11,943,553	7,957,951	471,519	191,379	(20,169,631)	23,690	418,461

Shares issued for cash:
Private Placement	2,366,932	1,675,816	-	-	-	-	-	1,675,816
Exercise of warrants	1,638,000	448,060	-	-	-	-	-	448,060
Exercise of special warrants	250,000	37,500	-	-	-	-	-	37,500
Exercise of stock options	471,957	195,185	-	-	-	-	-	195,185
Shares issued for non-cash:
Private Placement from conversion of accrued interest	133,068	90,853	-	-	-	-	-	90,853
Conversion of debentures	191,331	68,724	-	-	-	-	-	68,724

page FS-viii

Exhibit
Financial Statements

	NUMBER OF SHARES	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	SPECIAL WARRANTS	COMMITMENT TO ISSUE SHARES	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
Value of warrants attached to convertible debentures	-	(27,648)	27,648	-	-	-	-	-
Special warrants valuation of exercised special warrants	-	33,675	-	(33,675)	-	-	-	-
Stock option valuation of exercised stock options	-	166,825	(166,825)	-	-	-	-	-
Incentive stock options granted	-	-	2,065,172	-	-	-	-	2,065,172
Commitment to issue shares for accumulated interest payable	-	-	-	-	102,988	-	-	102,988
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(17,000)	(17,000)
Net loss	-	-	-	-	-	(5,299,329)	-	(5,229,329)
Balance, December 31, 2005	63,972,476	14,632,543	9,883,946	437,844	294,367	(25,398,960)	6,690	(143,570)

Shares issued for cash:
Private Placement	5,785,871	1,941,339	-		-	-	-	1,941,339
Exercise of warrants	70,000	23,100	-		-	-	-	23,100
Exercise of special warrants	631,000	94,650	-		-	-	-	94,650
Exercise of stock options	407,000	62,700	-		-	-	-	62,700
Shares issued for non-cash:
Conversion of debentures	85,362	37,367	-	-	-	-	-	37,367
Value of warrants attached to convertible debentures	-	(13,182)	13,182	-	-	-	-	-
Special warrants valuation of exercised special warrants	-	84,996	-	(84,996)	-	-	-	-
Stock option valuation of exercised stock options	-	59,186	(59,186)	-	-	-	-	-
Incentive stock options granted	-	-	1,396,123	-	-	-	-	1,396,123
Commitment to issue shares for accumulated interest payable	-	-	-	-	101,239	-	-	101,239
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(6,055)	(6,055)
Net loss	-	-	-	-	-	(4,897,684)	-	(4,897,684)
Balance, December 31, 2006	70,951,709	16,922,699	11,234,065	352,848	395,606	(30,296,644)	635	(1,390,791)

page FS-ix

Exhibit
Financial Statements

Shares issued for cash:
Exercise of warrants	441,176	166,515	-	-	-	-	-	166,515
Exercise of special warrants	803,333	120,500	-	-	-	-	-	120,500
Exercise of stock options	612,742	108,459	-	-	-	-	-	108,459
Shares issued for non-cash:
Beneficial conversion feature of convertible debenture	-	-	1,626,856	-	-	-	-	1,626,856
Special warrants valuation of exercised special warrants	-	107,801	-	(107,801)	-	-	-	-
Stock option valuation of exercised stock options	-	98,300	(98,300)	-	-	-	-	-
Incentive stock options granted	-	-	1,812,124	-	-	-	-	1,812,124
Commitment to issue shares for accumulated interest payable	-	-	-	-	320,590	-	-	320,590
Commitment to issue shares for conversion of debentures	-	-	-	-	913,836	-	-	913,836
Unrealized loss on available for sale securities since inception	-	-	-	-	-	-	(2,445)	(2,445)
Net loss	-	-	-	-	-	(6,466,575)		(6,466,575)
Balance, December 31, 2007	72,085,960	$17,524,274	$14,574,745	$245,047	$1,630,032	$(36,763,219)	$(1,810)	$(2,790,931)

page FS-x

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in Canadian Dollars)

	YEARS ENDED DECEMBER 31				FROM JULY 7 1999 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31
	2007	2006	2005	2004	2007

Cash Flows (Used In) From Operating Activities
Net loss for the year	$(6,466,577)	$(4,897,684)	$(5,229,329)	$(4,464,708)	$(36,289,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest to be paid in common shares	320,589	110,787	113,366	101,983	736,121
Depreciation	24,905	26,187	28,462	26,255	120,321
Interest on loans payable	46,478	40,365	-	-	86,843
Stock based compensation	1,812,124	1,396,123	2,065,172	1,622,076	7,777,095
Accretion of discount on long term debt	317,302	91,566	106,493	93,333	2,440,500
Equity in loss of joint venture	142,129	84,906	456,161	207,486	890,682
Foreign exchange gain on long term debt	(75,640)	-	-	-	(76,440)
Shares issued for interest	-	-	14,725	-	14,725
Permanent write down of investments	-	-	9,999	-	9,999
Write off of related party loan	-	-	10,000	-	10,000
Write down of project development costs	-	-	-	-	4,251,479
Debenture finance costs	-	-	-	-	612,600
Forgiveness of related party debt	-	-	-	-	(6,881)
Loan bonus	-	-	-	-	(75,000)
Loss on sale of resource property	-	-	-	-	789
Loss on debt settlement	-	-	-	-	34,948
Loss on sale of marketable securities	-	-	-	-	59,996
Recovery of loan written off	-	-	-	(40,000)	(40,000)
Shares issued for project costs	-	-	-	134,700	134,700
Shares released from escrow	-	-	-	-	27,776
Write down of accounts receivable	-	-	-	-	40,000
Write down of marketable securities	-	-	-	-	108,158
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	(60,879)	60,872	214,764	(13,067)	201,960
Accounts receivable	(43,574)	(19,223)	18,993	15,758	(157,857)
Prepaid expenses	(71)	21,463	(34,550)	9,201	(29,198)
Related party receivable	-	-	-	9,043	4,108
	(3,983,214)	(3,084,638)	(2,225,744)	(2,297,940)	(19,112,143)

page FS-xi

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in Canadian Dollars)

	YEARS ENDED DECEMBER 31				FROM JULY 7 1999 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31
	2007	2006	2005	2004	2007

Cash Flows (Used In) From Investing Activities
Purchase of property and equipment	(23,581)	(17,916)	(21,906)	(45,884)	(175,473)
Projects related security deposits	(13,649)	7,714	13,900	(14,400)	(30,737)
Equity investment in joint venture	(96,728)	423,401	(944,371)	(292,532)	(910,230)
Restricted cash	-	100,000	(100,000)	-	-
Purchase of marketable securities	-	-	-	-	(357,987)
Proceeds from sale of marketable securities	-	-	40,000	-	387,497
Investment in Standard Hydrogen	-	-	-	(20,000)	(20,000)
Proceeds on sale of resource property	-	-	-	-	125,000
Cash utilized in acquisition of subsidiary	-	-	-	-	(392,572)
	(133,958)	513,199	(1,012,377)	(372,816)	(1,374,502)
Cash Flows From Financing Activities
Convertible debt interest	-	-	-	-	496,326
Long term debt	-	-	-	25,484	4,152,790
Related party advances	3,666,019	490,289	171,180	-	4,714,340
Common shares issued for cash	395,474	2,121,789	2,200,569	3,714,043	11,615,801
Net asset deficiency of legal parent at date of reverse merger	-	-	-	-	(320,993)
	4,061,493	2,612,078	2,371,749	3,481,179	20,658,264

(Decrease) Increase In Cash And Cash Equivalents	(55,679)	40,639	(866,372)	810,423	171,619
Cash And Cash Equivalents ( Bank Indebtedness), Beginning Of Year	222,866	182,227	1,048,599	238,176	(4,432)

Cash And Cash Equivalents, End Of Year	$167,187	$222,866	$182,227	$1,048,599	$167,187

Supplemental Disclosure For Non-Cash Operating, Investing And Financing Activities (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

page FS-xii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations
Sea Breeze Power Corp. (the “Company”) was incorporated as Northern Horizon Resource Corporation on January 18, 1979, under the British Columbia Company Act.

On July 7, 1999, all of the issued and outstanding shares of Powerhouse Developments Inc. ("Powerhouse") were acquired by the Company.  As a result of the transaction, the former shareholders of Powerhouse held a majority of the issued and outstanding shares of the Company.  This transaction is considered an acquisition of the Company (the accounting subsidiary and legal parent) by Powerhouse (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of the Company by Powerhouse.  Accordingly, this transaction represents a recapitalization of Powerhouse, the legal subsidiary, effective July 7, 1999.  These consolidated financial statements are issued under the name of the Company but are a continuation of the financial statements of the accounting acquirer, Powerhouse.  The assets and liabilities of Powerhouse are included in the consolidated financial statements at their historical carrying amounts.  As a result, the stockholders' equity of the Company is eliminated and these consolidated financial statements reflect the results of operations of the Company only from the date of the acquisition.

During the year ended December 31, 2001, the Company changed its name to International Powerhouse Energy Corp.  During the year ended December 31, 2003, the Company changed its name to Sea Breeze Power Corp.

The Company’s principal business activity is the development of hydro-electric projects, wind power generation projects and transmission projects in British Columbia, Canada.  The Company is in the development stage and currently derives no revenues from its projects.  The Company operates in one business segment, power generation and transmission.

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company reported net losses of $6,466,575, $4,897,684, $5,229,329 and $4,464,708 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively, and has an accumulated deficit of $36,763,219 at December 31, 2007.  These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

To date, the Company has financed its operations principally through equity financing and loans.  The application of the going concern concept is dependent upon continuing rights to the areas, the obtaining of necessary regulatory approvals, the ability to obtain the necessary financing to complete development, and the successful development and sale of electricity.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate or other sources.  Management plans to continue raising capital through private placement equity financing.

page FS-xiii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Going Concern (Continued)

Management is working to obtain sufficient working capital from external sources in order to continue operations, as well as further developing the Company’s business model to obtain revenues from its wind, hydro-electric power generating and transmission projects.  There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Principles of Consolidation

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries, Powerhouse Developments Inc., Powerhouse Electric Corp., Sea Breeze Energy Inc., Sea Breeze Management Services Inc., Sea Breeze Power Projects Inc., SBJF Holding Corp. and Slollicum Joint Venture.  All significant inter-company balances and transactions have been eliminated upon consolidation. The Company uses the equity method to account for investments over which the Company exerts significant influence.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

c)	Foreign Currency

The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and are included in other comprehensive income.

The Company has determined that the functional and reporting currency of the Company and all subsidiaries is the Canadian dollar.

d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits maturing within 90 days.

e)	Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, and accordingly records the difference between the market value and historical cost to Accumulated Other Comprehensive Income, a component of Stockholders’ Equity.

page FS-xiv

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Property and Equipment

Equipment is carried at cost and being amortized as follows:

Computer and automotive equipment	30% declining balance basis
Office and field equipment	20% declining balance basis

g)	Stock Based Compensation

The Company accounts for stock-based compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Accounting Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), as interpreted by Securities Exchange Commission Staff Accounting Bulletin No. 107.  SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

h)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 12,539,095, 9,668,935 and 12,141,841 for the years ended December 31, 2007, 2006 and 2005, respectively, have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the years ended December 31, 2007, 2006 and 2005 were 5,498,733, 7,401,478 and 5,355,625 respectively, and shares issuable on the conversion of convertible notes have also been excluded from the above calculations as they would be anti-dilutive.

i)	Financial Instruments

The fair values of cash, accounts receivable, accounts payable and accrued liabilities, related party liabilities, and convertible notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

page FS-xv

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Convertible Debt

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) ,EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27) , and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features.

Under U.S. GAAP, Accounting Principles Board Opinion No.14 (“APB No.14”) requires that no portion of the proceeds from the issuance of the convertible debt securities should be accounted for as attributable to the conversion feature. Under APB No.14, the debt portion of the instrument is considered to be inseparable from the conversion option. In other words, the debt and equity components of the instrument cannot exist independently of each other, therefore, they should not be accounted for as separate components unless the convertible debt is issued along with other separable securities such as detachable warrants to purchase common stock that can exist independently and may be treated as separate securities. In such cases, the proceeds of the instruments should be allocated to the two elements for accounting purposes.

The Company has determined that the bonus shares and convertible debenture (convertible into separable instruments of common shares and share purchase warrants) are separable instruments and, thus, require allocation of the proceeds of the debt offering to each instrument. The accounting guidance under EITF 00-27 suggests that the effective conversion price based upon the proceeds received for, or allocated to, convertible instruments should be used to compute the intrinsic value of the embedded conversion option. As a result, the Company allocated the proceeds received from each convertible debt offering to the underlying convertible securities (shares and warrants) and the detachable bonus shares on a relative fair value basis. Then, the EITF 98-5 intrinsic value model was applied to the amount allocated to the convertible instrument, and an effective conversion price was calculated and used to measure the intrinsic value of the embedded conversion option. The resulting bond discount is to be amortized as interest expense over the period from the date of issuance to the stated redemption dates of the convertible instrument. Upon conversion, any unamortized discount remaining should be immediately recognized as interest expense. In addition, the share purchase warrants would be recognized upon conversion as equity based upon the amount of proceeds allocated the warrants according to the fair value allocation at the commitment date.

k)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes whereby future income tax assets are recognized for deductible temporary differences and operating loss carry forwards, and future income tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes.  Future income tax assets are recognized only to the extent that management determines that it is more likely than not that the future income tax assets will be realized.  Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment.  The income tax expense or benefit is the income tax payable or refundable for the period plus or minus the change in future income tax assets and liabilities during the period.

page FS-xvi

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Asset Impairment

On an annual basis or when impairment indicators arise, the Company evaluates the future recoverability of capital assets.  Impairment losses are recorded in the event the net book value of such assets exceeds the estimated future cash flows attributable to such assets.

m)	Service Revenues

The Company provides wind generation research and consulting services to third parties.  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collection is reasonably assured.  Revenues from consulting services are recognized over the contract period, which is the period during which the services were provided and the related expenses were incurred.  During the period the Company is in the development stage, service income is recorded as other income earned during the development stage.

n)	Variable Interest Entities

The Company evaluates its equity method investments to determine whether any investee is a variable interest entity within the meaning of Financial Interpretation No. 46R, (“FIN 46R”), Accounting for Variable Interest Entities, of the Financial Accounting Standards Board. If the Company concludes that an investee is a variable interest entity, the Company evaluates its interest in residual gains and residual losses of such investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a variable interest entity, the Company consolidates such entity and reflects the minority interest of other beneficiaries of that entity. If the Company concludes that an investee is not a variable interest entity, the Company does not consolidate the investee.

The Company has considered the provisions of the guideline for all subsidiaries and their related investments.

As a result of this review, the Company determined that the wholly-owned subsidiary that holds the Company’s interest in the Juan de Fuca partnership is considered a VIE as the equity invested was not sufficient to finance the entity without additional subordinated financial support.  The Company then determined that the subsidiary is not the primary beneficiary of the VIE and does not consolidate the entity.  Accordingly, the Company’s general and limited partner interests in the partnership are presented as an equity investment and the results from operations are presented as equity income (loss) on the consolidated statement of loss.  There was no impact to net earnings as a result of adoption of this accounting guideline.

page FS-xvii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o)	Equity Investments

The Company accounts for investments in equity securities of other entities, including variable interest entities that are not consolidated, under the cost method of accounting if investments in voting equity interests of the investee is less than 20%. The equity method of accounting is used if its investment in voting stock is greater than 20% but less than a majority. In considering the accounting method for investments less than 20%, the Company considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee. If certain factors are present, the Company accounts for investments for which it has less than a 20% ownership under the equity method of accounting.

Investments are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary.  Declines in value that are judged to be other than temporary are reported in other income (expense).

The Company has advances receivable from an investment in a joint venture.  In situations where the Company is not required to advance additional funds to the joint venture and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statement of loss to the extent of and as an adjustment to the adjusted basis of the advances receivable in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses when the Investor Has Loans to and Investments in other Securities of the Investee.

p)	Development Stage Company

Pursuant to SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises” (SFAS 7), the Company is considered to be a development stage enterprise since its planned principal operations have not commenced. The Company began its current and primary development activities as described in Note 1 on July  7, 1999. The various entities that comprised the Company prior to that were not engaged in operations directly related to these primary activities.  The Company has accounted for the accumulated deficit from the activities prior to July 7, 1999 separately from the Company’s current operations.  The statements of loss, stockholders’ equity and cash flows of the Company herein present the accumulated activities from the inception of the current operating activities to the present.

q)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

page FS-xviii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q)	Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  This pronouncement is effective for fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

page FS-xix

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q)	Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	SECURITY DEPOSITS AND RESTRICTED CASH

The Company has advanced $25,587 (2006 - $25,587; 2005 - $23,302) to be held as security on corporate credit card accounts.  The funds are held as security for credit advanced to the Company and, as such, may not be used for general corporate purposes.  The Company has also posted $31,150 (2006 - $17,500; 2005 - $27,500) in project related security deposits.

The Company received $100,000 from the Juan de Fuca partnership in error.  The amount was paid back to the partnership upon discovery of certain facts subsequent to December 31, 2005.  As such, the amount is restricted for repayment to the partnership as at December 31, 2005.

4.	INVESTMENTS

a)	Investment in Partnership

During the year ended December 31, 2005, the Company became the holder of a 49.5% limited partnership interest and a 25% equity interest in the general partner, which is also a 1% limited partner, in a newly formed, special purpose (State of Delaware, USA) limited partnership, Sea Breeze Juan de Fuca Cable, L.P. (“JDFC”). The original purpose of the partnership is to develop the Juan de Fuca Transmission Cable Project (“The Project”). The Project consists of the development of a 550 MW high voltage direct current submarine transmission link spanning the Strait of Juan de Fuca connecting the city of Victoria on the southern tip of Vancouver Island, British Columbia, Canada to Port Angeles, Washington State, U.S.A.  The Company and its joint venture partner Boundless Energy, LLC (“Boundless”) initially developed the Project and assigned its interest in the project to JDFC for a nominal amount. As a result the Company’s cost of the investment in the partnership is $Nil.

On April 6, 2005, JDFC secured a development loan of up to US$8,000,000 from US Power Fund, LP to advance permitting of the project, and to conduct a bonded bid auction (“Open Season”) for capacity on the potential transmission line to be developed jointly by the Company and its partners.  The proceeds of the loan are convertible at US Power Fund, LP’s option into project equity.  Advances of funds under the agreement are subject to certain milestones being met by the Company and its joint venture partner.  Loan advances totaling US$5,791,000 (2006 – US$5,441,000; 2005 US$4,050,000) have been remitted to the partnership by US Power Fund, LP in tranches through December 31, 2007.

page FS-xx

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

4.	INVESTMENTS (Continued)

a)	Investment in Partnership (Continued)

The loan bears 20% interest per annum, compounded annually. As at December 31, 2007, accumulated interest totaled US$2,728,742 (2006 – US$1,336,438). The loan balance and accrued interest is repayable by JDFC and was to mature on the earliest of June 30, 2008 or the day upon which financing for construction of the project is closed (Financial Closing Date).

All proceeds of the loan were used by JDFC to pay costs and expenses incurred in the development of the project and in accordance with the development loan budget.

The loan is secured by a registered security interest in all rights, assets, partner’s voting rights, and partner’s interests in JDFC and its subsidiaries.  The loan agreement further provides for an overrun amount of up to US$1,000,000 of costs incurred in excess of the amounts budgeted for at each milestone of the development loan agreement to be paid by Boundless and the Company in the event that Financial Closing Date has not been achieved upon full advance of the total loan amount. The overrun amount is jointly to be borne by the Company and Boundless.

During the year ended December 31, 2005, an amendment of the original development loan agreement provided for a further transmission project (the “New Project”) to be added to the purpose of the partnership. The New Project relates to a submarine transmission cable crossing the Straight of Georgia from Vancouver mainland to Vancouver Island, British Columbia, Canada.

The amending agreement allowed JDFC to use a maximum aggregate of US$1,000,000 of the original loan advance under the development loan agreement for costs incurred on the New Project.  The Company’s jointly held subsidiary, Sea Breeze Pacific Regional Transmission System Inc. (“SBPRTS”), sold its right, title and interest in the project to the partnership for costs incurred as at the date of signing the agreement, December 16, 2005.

During the year ended December 31, 2007, JDFC incurred $1,858,558 of project related costs charged to operations, including $1,497,099 (US$1,392,303) of accrued interest related thereto. The Company accounts for its investment under the Equity-Method and, accordingly, as its investment in the partnership is $Nil as at December 31, 2007, the Company has not included its 49.75% proportional share of the loss of the partnership in its consolidated financial statements.

page FS-xxi

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

4.	INVESTMENTS (Continued)

a)	Investment in Partnership (Continued)

A summary of financial data relating to the partnership is as follows:

	2007	2006	2005
Balance Sheets

Cash	$145,448	$29,244	$1,355,430
Prepaids and advances	-	-	269,080
Due from Sea Breeze Power	-	-	100,000
GST recoverable and deposits	17,521	11,544	63,882

Current And Total Assets	$162,969	$40,788	$1,788,392

Current Liabilities	$11,044,000	$8,989,840	1,512,957
Long Term Liabilities	-	-	4,698,000
Partners’ Deficiency	(10,881,031)	(8,949,052)	(4,422,565)

	$162,969	$40,788	$1,788,392

	2007	2006	2005
Statements Of Operations

Project development costs	$1,858,558	$3,222,149	$4,149,477
Interest expense	1,497,121	1,186,865	336,184
Foreign exchange (gain) loss	(1,423,701)	117,473	(61,674)

Net Loss For The Year	$(1,931,978)	$(4,526,487)	$(4,423,957)

	2007	2006	2005
Statements of Cash Flows

Cash Provided By (Used In):
Net loss	$(1,931,978)	$(4,526,487)	$(4,423,957)
Items not affecting cash	1,497,099	1,221,296	336,184
Changes of non-cash operating working capital items	(251,695)	336,058	743,811
Operating Activities	(686,574)	(2,969,133)	(3,343,962)

Financing Activities	802,778	1,642,947	4,699,392

Investing Activities	-	-	-

Increase (Decrease) In Cash	116,204	(1,326,186)	1,355,430

Cash, Beginning Of Year	29,244	1,355,430	-
Cash, End Of Year	$145,448	$29,244	$1,355,430

page FS-xxii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

4.	INVESTMENTS (Continued)

b)	Investment in Standard Hydrogen

During the year ended December 31, 2004, the Company paid $10,000 for a 33% non-controlling interest in a private start-up Ontario corporation, Standard Hydrogen Inc. (“Standard”), which conducts research activities. The $10,000 equity purchase was paid upon commencement of Standard’s operations. In addition, the Company loaned Standard $10,000 on April 28, 2004. The loan carries no interest repayments, no security and no principal repayment terms for a one year period. Standard has agreed to pay 8% simple interest on the loan amount upon repayment of the loan. As of December 31, 2005, the Company considers the outstanding loan as uncollectable and decided to write off the loan. In addition, the Company considers the investment in Standard no longer an economical asset and decided to write the investment down to $1.

5.	INVESTMENT IN JOINT VENTURE

On May 31, 2005, the Company incorporated Sea Breeze Pacific Regional Transmission System, Inc. which holds a 100% interest in and is the general partner of two limited partnerships, Sea Breeze Pacific West Coast Cable LP and Sea Breeze High Desert Conversion LP.  Sea Breeze Pacific Regional Transmission System, Inc. is a company jointly owned and jointly operated by the Company (50%) and Boundless Energy LLC, of Plainville, Connecticut (50%).   The parties signed a joint venture agreement and are committed to jointly pursue specific merchant transmission opportunities.  Summary financial information of the joint venture is as follows:

	2007	2006	2005
Balance Sheets

Cash	$5,696	$14,644	$15,992
Prepaid expenses	38,718	62,330	45,082
GST recoverable	2,010	388	42,626
Accounts receivables	-	29,136	-
Related parties receivables	-	-	659,256
Current Assets	46,424	106,498	762,956

Restricted Cash	40,476	40,476	38,800
Capital Assets	2,246	848	1,060
Total Assets	$89,146	$147,822	$802,816

Current Liabilities	32,206	29,636	165,736
Due To Affiliated Companies	1,011,566	914,842	1,338,242
Common Shares	200	200	200
Deficit	(954,826)	(796,856)	(701,362)
Total Liabilities And Equity	$89,146	$147,822	$802,816

Statements of Operations

Project related costs (recoveries)	53,166	(28,060)	372,604
Expenses	104,804	123,554	120,970
Net Loss For The Year	$(157,970)	$(95,494)	$493,574

page FS-xxiii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

5.	INVESTMENT IN JOINT VENTURE (Continued)

	2007	2006	2005
Statements of Cash Flows

Net loss	$(157,970)	$(95,494)	$(493,574)
Amortization	446	212	-
Changes of non-cash operating working capital items	51,852	223,162	(544,144)
Operating Activities	(105,672)	127,880	(1,037,718)
Financing Activities	96,724	(127,552)	(1,045,810)
Investing Activities	-	-	(1,178)

(Decrease) Increase In Cash	(8,948)	328	6,914
Cash, Beginning Of Year	14,644	14,316	7,402
Cash, End Of Year	$5,696	$14,644	14,316

The Company funded the majority of the costs incurred up to December 31, 2007. As a result, the Company is entitled to a reimbursement of $405,163 (2006 - $355,981), which is Boundless Energy, LLC’s 50% of the joint venture’s costs.

6.	PROPERTY AND EQUIPMENT

	2007
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$108,159	$72,264	$35,895
Automotive equipment	21,156	9,027	12,129
Office equipment	26,188	12,073	14,115
Field equipment	39,012	22,379	16,633
Land	125,560	-	125,560
	$320,075	$115,743	$204,332

	2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$95,436	$56,438	$38,998
Automotive equipment	12,656	5,650	7,006
Office equipment	27,025	11,920	15,105
Field equipment	35,982	16,995	18,987
Land	125,560	-	125,560
	$296,659	$91,003	$205,656

	2005
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$88,920	$41,358	$47,562
Automotive equipment	22,018	11,895	10,123
Office equipment	22,393	8,589	13,804
Field equipment	28,966	12,088	16,878
Land	125,560	-	125,560
	$287,857	$73,930	$213,927

page FS-xxiv

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

7.	DUE TO RELATED PARTIES

	2007	2006	2005

Loan payable to directors and companies controlled by directors with interest at 10% per annum, unsecured, due on demand.	$925,841	$795,476	$207,543

Interest on loans payable to directors and companies controlled by directors, unsecured, non-interest bearing, due on demand	98,571	49,482	6,761

Advance payable to JDFC partnership, unsecured, non-interest bearing, due on demand	-	-	100,000
	$1,024,412	$844,958	$314,304

8.	RELATED PARTY TRANSACTIONS

All related party transactions and amounts owing are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

a)	Consulting Fees

During the year ended December 31, 2007, the Company incurred $74,400 (2006 - $72,000; 2005 - $126,000; 2004 - $158,440)) in consulting fees to a company controlled by a director of the Company. Further, the Company incurred $109,320 (2006 - $176,130; 2005 - $166,260; 2004 - $84,750) for consulting services to officers of the Company.  Included in accounts payable and accrued liabilities is $18,344 (2006 - $56,224; 2005 - $13,200; 2004 - $8,610) owing to such officers of the Company.

b)	Public Relation Fees and Governmental Advisory Services

The Company paid $6,000 (2006 - $72,000; 2005 - $36,000; 2004 - $84,000) to a company controlled by an officer for public relations and governmental advisory services.

c)	Interest Payable

As at December 31, 2007, accrued convertible debenture interest payable in shares included $590,886 (2006 - $294,380; 2005 - $213,317; 2004 - $89,120) owing to directors or companies controlled by directors.

d)	Fees Charged to Partnership

During the year ended December 31, 2007, the Company charged the JDFC partnership $376,676 (2006 - $655,904; 2005 - $499,703; 2004 - $Nil) for travel, wages and consulting fees related to the JDF transmission project.

page FS-xxv

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

9.	LONG TERM DEBT

	2007	2006	2005

Convertible debentures	$4,371,238	$941,653	$1,000,000
Conversions during the year	(913,835)	(27,818)	(58,346)
Unamortized discount	(1,430,386)	(120,831)	(212,397)

Total Long-Term Debt	$2,027,017	$793,004	$729,257

a)
On March 9, 2007 the Company issued convertible debentures to directors of the Company in the amount of $1,207,403 (US$1,218,000), which are due and payable on March 9, 2012. The debentures are convertible into units of the Company at US$0.34 per unit in years one and two, and increasing by 10% per unit in each subsequent year for five years (year 1 to year 5: US$0.34, US$0.34, US$0.37, US$0.41, and US$0.45). Each unit consists of one common share and one share purchase warrant. Each share purchase warrant has a term of two years from the date of conversion and entitles the holder to purchase one common share at the conversion price. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $609,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture.  Interest on the debenture is calculated at 12% per annum. The interest payments are payable in shares and calculated semi-annually at the market price of the shares on the semi-annual calculation dates. The interest shares are to be issued on March 9, 2012 or upon conversion of the debenture, whichever is sooner.

As of December 31, 2007, accumulated interest payable was $124,501 (2006 - $nil) resulting in 321,212 (2006 - nil) common shares issuable in payment thereof.  The amount has been recorded as a commitment to issue shares within the stockholders’ deficiency section of the balance sheet.  The debentures are secured by a floating charge over all assets of the Company.

b)
On August 28, 2007 the Company issued convertible debentures to directors of the Company in the amount of $2,250,000, which are due and payable on August 28, 2012. The debentures are convertible into units of the Company at $0.42 per unit in years one and two, and increasing by 10% per unit in year three to five years (year 1 to year 5: $0.42, $0.42, $0.46, $0.51, and $0.56). Each unit consists of one common share and one share purchase warrant. Each share purchase warrant has a term of two years from the date of conversion and entitles the holder to purchase one common share at the conversion price. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $1,017,857 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture.  Interest on the debenture is calculated at 12% per annum. The interest payments are payable in shares and calculated semi-annually at the market price of the shares on the semi-annual calculation dates. The interest shares are to be issued on August 28, 2012 or upon conversion of the debenture, whichever is sooner.

As of December 31, 2007, accumulated interest payable was $93,205 (2006 - $nil) resulting in 233,014 (2006 - nil) common shares issuable in payment thereof.  The amount has been recorded as a commitment to issue shares within the stockholders’ deficiency section of the balance sheet.  The debentures are secured by a floating charge over all assets of the Company.

page FS-xxvi

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

9.	LONG TERM DEBT (Continued)

c)
On May 7, 2003 the Company issued convertible debentures in the amount of $1,000,000, which are due and payable on May 7, 2008.  The debentures are convertible into units of the Company at USD$0.34 per unit.  Each unit consists of one common share and one purchase warrant.  Each share purchase warrant has a term of two years from the date of conversion and entitles the holder to purchase one common share at the conversion price.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $1,000,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture.  Interest on the debenture is calculated at 12% per annum.

On December 19, 2007, the remaining balance of the debentures was converted into units of the Company at US$0.34 per unit.  Upon conversion, the Company is committed to issue 2,702,889 shares as at December 31, 2007.

As of December 19, 2007, interest payable was $501,961 (2006 - $395,606; 2005 - $294,367) resulting in 1,024,655 (2006 – 785,766; 2005 – 432,043) common shares issuable in payment thereof.  The amount has been recorded as a commitment to issue shares within the stockholders’ deficiency section of the balance sheet.  Of the total debentures converted on December 19, 2007, directors or companies controlled by directors converted a total of $677,379 in convertible debentures and interest payable of $373,216 into 2,760,920 units which have been recorded as $1,050,595 shares to be issued.

On May 6, 2008, the Company issued 3,721,278 shares upon the conversion of the debentures and the accumulated interest payable.

10.	CAPITAL STOCK

a)	Authorized

Unlimited common shares without par value and 20,000,000 preferred shares without par value

b)	Private Placements

During the year ended December 31, 2007, the Company completed a private placement of 441,176 units at a price of US$0.34 per unit for gross proceeds of $166,515 (US$150,000).  Each unit consists of one common share and one half share purchase warrant with one full share purchase warrant exercisable into one common share at a price of US$0.50 in the first year and US$0.75 in the second year.

During the year ended December 31, 2006, the Company completed three private placements totaling $1,963,792 (US$1,758,261) and issued 5,785,871 units at US$0.30 per unit, resulting in a net consideration of $1,941,339.  Each unit consists of one common share and one-half of a share purchase warrant.  Each full warrant entitles the holder to purchase one additional common share at a price of US$0.50 per share in the first year and US$0.75 per share in the second year following the closing date.  A finder’s fee was capitalized against share capital in the amount of $22,453 (US$20,000).

page FS-xxvii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

10.	CAPITAL STOCK (Continued)

c)	Share Purchase Warrants

As at December 31, 2007, the Company had the following warrants to purchase common shares of the Company outstanding:

NUMBER OF WARRANTS		EXERCISE PRICE	EXPIRY DATE

1,815,667	*1)	$0.15	April 16, 2008
500,000	*2)	$0.15	April 16, 2008
69,546		$0.40	June 6, 2008
2,166,666	*3)	$0.74	June 29, 2008
166,666	*3)	$0.74	August 30, 2008
559,600	*3)	$0.74	October 13, 2008
220,588	*3)	$0.74	April 23, 2009
5,498,733

*1) see Note 11
*2) contingently issuable – see Note 11
*3) exercisable at US$0.75

A summary of changes in the Company’s warrants for the year ended December 31, 2007 is as follows:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2005	5,355,625	$0.36

Granted	3,002,478	0.58
Exercised	(701,000)	(0.17)
Expired	(255,625)	(0.70)

Balance, December 31, 2006	7,401,478	0.46

Granted	220,588	0.53
Exercised	(803,333)	(0.15)
Expired	(1,320,000)	(0.33)

Balance, December 31, 2007	5,498,733	$0.46

d)	Stock Options

At December 31, 2007, the Company has a fixed stock option plan.  Under the policies of the TSX Venture Exchange, the Company may grant incentive stock options up to a total of 20% of the Company’s issued and outstanding common shares of 71,612,885 issued as of the record day of May 13, 2007.

page FS-xxviii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

10.	CAPITAL STOCK (Continued)

d)	Stock Options (Continued)

On August 29, 2007, the Company granted 3,962,902 stock options exercisable at $0.42 for a period of three years to officers, directors, employees and consultants of the Company. One third of the stock options vested immediately, one third vest after six months and one third vest after eighteen months from the date of grant.

On June 29, 2006, the Company granted 2,691,754 stock options exercisable at $0.30 for a period of three years to officers, directors, employees and consultants of the Company. One third of the stock options vested immediately, one third vest after six months and one third vest after eighteen months from the date of grant.

During the year ended December 31, 2007, the Company charged $1,812,124 (2006 - $1,396,123; 2005 - $2,065,172; 2004 - $1,622,076) in stock-based compensation expense to operations.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005	2004

Risk free interest rate	4.19%	4.42%	3.50%	3.50%
Expected life	5 years	3 years	2.5 years	1.6 years
Expected volatility	126%	101%	147%	182%
Expected dividend yield	-	-	-	-
Weighted average of fair value of options granted	$0.36	$0.20	$0.53	$0.56

The following table summarizes information about fixed stock options outstanding at December 31, 2007, 2006 and 2005:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE

YEAR

2007	$0.30–1.00	12,539,095	2.02 years	$0.46	10,013,827	1.72 years	$0.47

2006	$0.15–1.00	9,668,935	1.80 years	$0.51	7,131,238	1.72 years	$0.49

2005	$0.15–1.00	12,141,841	1.81 years	$0.62	7,986,958	1.50 years	$0.57

page FS-xxix

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

10.	CAPITAL STOCK (Continued)

d)	Stock Options (Continued)

A summary of changes in the Company’s fixed stock option plan for the years ended December 31, 2007, 2006 and 2005 is as follows:

	OPTIONS OUTSTANDING
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2004	8,119,129	$0.56

Granted	5,121,336	0.71
Exercised	(471,957)	(0.41)
Cancelled	(626,667)	(0.62)

Balance, December 31, 2005	12,141,841	0.62

Granted	2,691,754	0.33
Exercised	(407,000)	(0.15)
Forfeited	(4,757,660)	(0.71)

Balance, December 31, 2006	9,668,935	0.53
Granted	3,962,902	0.42
Exercised	(612,742)	0.18
Forfeited	(480,000)	0.43

Balance, December 31, 2007	12,539,095	$0.46

e)	Shares Held in Escrow

Of the Company’s issued and outstanding common shares, 100,000 are held in escrow, their release being subject to future company earnings and regulatory approval.

11.	SPECIAL WARRANTS

On April 16, 2003 the Company acquired 100% of the shares of Sea Breeze Energy Inc. (“Sea Breeze”), a company developing projects to generate energy from wind power and incorporated under the British Columbia Business Corporations Act.

As consideration for the shares, the Company is to pay 5% net profit royalties from proceeds of the sale of energy generated from the Sea Breeze wind power locations under development at the time of closing of the agreement, and 5% of the net proceeds of any sale of such wind power properties, as well as to issue special warrants which allow the holder to acquire 4,000,000 common shares of the Company, of which 2,500,000 were exercisable upon closing of the transaction valued at their fair value of $336,819 using the Black-Scholes option pricing model. The exercise price of the special warrants is $0.15 per share.  The remaining 500,000 special warrants expired unexercised on April 16, 2008.

page FS-xxx

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

11.	SPECIAL WARRANTS (Continued)

Of the remaining special warrants, 1,000,000 were exercisable upon receipt of the first project approval certificate from the British Columbia Environmental Assessment Office, and 500,000 warrants are exercisable upon commencement of commercial wind generated power production.

On June 28, 2004 the Company received an approval certificate from British Columbia Environmental Assessment Office for the Knob Hill wind farm project and issued 1,000,000 special warrants. The warrants were valued at their fair value of $134,700 using the Black-Scholes option pricing model.

The value of the consideration of the remaining 500,000 special warrants and the net profit royalties will be recorded when the amounts become due and payable.

As the acquired company was in the development stage and had not commenced business operations, the acquisition has been accounted for as a purchase of assets and net liabilities of Sea Breeze Energy Inc., with fair value of the consideration given being allocated to fair value of the identifiable assets and liabilities acquired on April 16, 2003. The consideration given in excess of the net liabilities assumed has been expensed as project related costs. The fair value of $471,519 was calculated using the Black-Scholes option pricing model, with the following weighted average assumptions: annual risk free interest rate of 5.25%; expected dividend yield of $Nil, expected volatility of 184% and an average expected life of the warrants in each year of 3 years.

A summary of changes in the Company’s special warrants is as follows:

	ISSUED	CONTINGENTLY ISSUABLE	TOTAL

Consideration for Sea Breeze	3,500,000	500,000	4,000,000

Exercised in 2005	(250,000)	-	(250,000)
Exercised in 2006	(631,000)	-	(631,000)
Exercised in 2007	(803,333)	-	(803,333)

Balance, December 31, 2007	1,815,667	500,000	2,315,667

12.	PROJECT DEVELOPMENT COSTS

a)	The project development costs incurred (recovered) relating to the hydroelectric, wind farm, and transmission projects are as follows:

	2007	2006	2005	2004

Hydroelectric projects	$336,701	$193,146	$241,725	$(134,040)
Wind farm projects	1,423,401	613,338	529,931	1,159,209
Transmission projects	833,355	855,300	106,110	-

Total project related expenses	$2,593,457	$1,661,784	$877,766	$1,025,169

page FS-xxxi

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

12.	PROJECT DEVELOPMENT COSTS (Continued)

b)	The project development expenses (cost recoveries) relating to hydro electric projects in British Columbia are as follows:

	2007	2006	2005	2004

Cascade	$336,701	$171,119	$229,316	$314,698
Slollicum	-	17,995	12,409	-
Great Central Lake	-	4,032	-	1,261
Kwoiek	-	-	-	(449,999)
	$336,701	$193,146	$241,725	$(134,040)

Cumulative hydro project costs	$5,393,854	$5,057,153	$4,864,007	$4,622,281

c)	The project related development expenses relating to wind farm projects in British Columbia are as follows:

	2007	2006	2005	2004

Knob Hill	$583,303	$434,278	$234,642	$696,669
God’s Pocket	51,383	2,013	3,200	25,193
Shushartie Mountain	217,513	4,454	10,552	48,685
Hushamu	59,791	16,665	36,437	86,876
Windy Ridge	61,402	1,034	5,316	8,376
Nimpkish	69,009	6,649	30,054	52,619
Other projects under preparation	381,000	148,245	209,730	240,791

Total project related expenses	$1,423,401	$613,338	$529,931	$1,159,209

Cumulative wind farm project costs	$5,450,778	$4,027,377	$3,414,039	$2,884,107

d)	The project related development expenses relating to transmission projects in Canada and the United States are as follows:

	2007	2006	2005	2004

Transmission	$833,355	$855,300	$106,110	$-

Cumulative transmission project costs	$1,794,765	$961,410	$106,110	$-

page FS-xxxii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

13.	SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

a)	During the years ended December 31, 2007 the Company had the following non-cash financing activities:

i)
committed to issuing 2,702,889 (2006 – issued 85,362) common shares pursuant to the conversion of $913,837 (2006 - $27,818) of principal and $184,835 (2006 - $9,548) of accrued interest thereto of convertible debentures;

ii)	allocated $98,300 (2006- $59,186) to common shares pursuant to the exercise of options;

iii)	allocated $107,801 (2006 - $84,995) to common shares pursuant to the exercise of special warrants;

iv)	issued $1,207,403 ($1,218,000 USD) convertible debenture in exchange for loans payable to related parties;

v)	issued $2,250,000 convertible debenture in exchange for loans payable to related parties.

b)	During the year ended December 31, 2006, the Company had the following non-cash financing activity:

i)	The Company issued 85,362 shares pursuant to the conversion of $27,818 of principal and $9,548 of accrued interest thereto of convertible debentures.

c)	During the year ended December 31, 2005, the Company had the following non-cash financing activities:

i)	The Company issued 191,331 shares pursuant to the conversion of $58,345 of principal and $15,139 of accrued interest thereto of convertible debentures.

ii)	The Company issued 133,068 common shares during a private placement pursuant to $90,853 of accrued interest on outstanding loan balances.

iii)	Loans payable were reclassified as related party loans payable as the lender became a director during the year ended December 31, 2005.

d)	During the year ended December 31, 2004, the Company had the following non-cash financing activities:

i)
The Company issued 1,000,000 warrants with an ascribed value of $134,700 (Note 11) in conjunction with the purchase of 100% of the shares of Sea Breeze Energy Inc.  The amount has been assigned to current wind farm projects, which have been acquired upon the acquisition of Sea Breeze Energy Inc. on April 16, 2003.

ii)	The Company issued 1,133,077 shares pursuant to the exercise of warrants from proceeds of $147,300, which was received in 2003.

page FS-xxxiii

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

14.	INCOME TAXES

The recovery of Canadian income taxes shown in the consolidated statements of loss differs from the amounts obtained by applying statutory rates, due to the following:

	2007	2006	2005	2004

Net loss from operations	$6,466,575)	$4,897,684)	$(5,229,329)	$(4,464,708)

Statutory income tax rate	34%	34%	35%	36%

Expected income tax benefit	$2,167,000)	$1,756,000)	$(1,734,000)	$(1,607,000)
Non-deductible differences	1,533,000	1,170,000	1,094,000	988,000
Future income tax expense resulting from change in tax rates	1,672,000	-	-	-
Unrecognized benefits from tax losses and change in valuation allowance	1,038,000)	586,000	640,000	619,000

Income tax provision	$-	$-	$-	$-

The significant components of the Company’s Canadian future tax assets are as follows:

	2007	2006	2005

Project development costs	$4,309,000	$4,815,000	$4,119,000
Operating losses	2,541,000	2,623,000	2,606,000
	6,850,000	7,438,000	6,725,000
Less: Valuation allowance	(6,850,000)	(7,438,000)	(6,725,000)

Future tax assets recognized	$-	$-	$-

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of the Company‘s operations.

As at December 31, 2007, the Company has incurred non-capital operating income tax losses totaling $9,421,000 which expire from 2008 to 2027 as follows:

2008	776,000
2009	462,000
2010	1,274,000
2014	1,479,000
2015	1,985,000
2026	1,687,000
2027	1,758,000

page FS-xxxiv

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

14.	INCOME TAXES (Continued)

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these future tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these tax assets.

15.	FINANCIAL INSTRUMENTS

a)	Fair Value of Short Term Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, amounts due to related parties, and long term debt.  Unless otherwise stated, the fair value of the financial instruments approximates their carrying value, due to their short term to maturity.

b)	Long Term Debt and Interest Rate Risk

The Company’s debentures detailed in Note 9 are all convertible at the option of the holders into common shares of the Company and are issued with interest payable at rates less than normal market rates under similar conditions without the conversion feature.

Therefore, should the holder of such debentures not elect to exercise their conversion rights, replacement funds would not likely be available to repay the debentures on their respective maturity dates at equivalent rates.  No reliable estimate can be made as to the financial amount of such risk.

16.	COMMITMENTS

The Company leases office premises in Vancouver, Canada.  The lease commenced on October 1, 2005 and ends September 30, 2008.  The future minimum annual lease payments are as follows:

2008	$105,183

17.	SEGMENTED INFORMATION

The Company operates in one business segment, power generation and transmission.  The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on the total company results.  Since the Company operates in one segment, all financial segment information can be found in the accompanying financial statements.

As at December 31, 2007, 2006 and 2005, all of the Company’s assets were in Canada.  For the years ended December 31, 2007, 2006, 2005 and 2004, the Company had no significant revenues from its projects.

page FS-xxxv

Exhibit
Financial Statements

SEA BREEZE POWER CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in Canadian Dollars)

18.	SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company:

a)	Issued 1,815,668 common shares for proceeds of $272,350 pursuant to the exercise of special warrants.

b)	Granted 3,578,542 stock options at an exercise price of $0.31 to employees, consultants and directors of the Company.

c)	Issued 20,000 common shares for proceeds of $ 7,000 pursuant to the exercise of stock options.

d)	Issued $2,500,000 convertible debenture in exchange for loans payable to related parties.

e)	Granted 7,075,983 stock options exercisable at $0.20 per share, for a term of five years, to employees, consultants and directors of the Company. This transaction is subject to regulatory approval.

f)
Negotiated convertible debentures in the aggregate of $3,700,000. The debentures have a two year term and are convertible into units of the Company at $0.20 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one common share at $0.20 per share. Interest on the debentures is calculated at 12% per annum. Terms of the debentures are subject to regulatory approval.

page FS-xxxvi